Form 10-Q
period 2010-07-31
AMERICAN BUSINESS CHANGE AGENTS, INC.
filed 2010-09-21
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

     . TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

AMERICAN BUSINESS CHANGE AGENTS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	333-157783	26-4083754
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification Number)

Edward A. Sundberg

13070 Addison Road, Roswell, GA 30075

(Address of principal executive office)

 404-915-0570

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer      . Accelerated Filer      . Non-Accelerated Filer      . Smaller Reporting Company  X .

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes   X   .  No   X   .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,000,000 shares of Common Stock, as of September 15, 2010.

American Business Change Agents, Inc.

FORM 10-Q

July 31, 2010

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF JULY 31, 2010 (UNAUDITED) AND JANUARY 31, 2010

ASSETS	July 31, 2010 (unaudited)	January 31, 2010
Current Assets
Cash	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDER’S DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$5,717	$4,717
Loan payable	7,220	7,220

TOTAL LIABILITIES	12,937	11,937

STOCKHOLDER’S DEFICIT
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 74,000,000 shares authorized; 9,000,000 shares issued and outstanding	9,000	9,000
Deficit accumulated during the development stage	(21,937)	(20,937)
TOTAL STOCKHOLDER’S DEFICIT	(12,937)	(11,937)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$0	$0

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009 AND THE PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO JULY 31, 2010

(UNAUDITED)

	Three Months Ended July 31, 2010	Three Months Ended July 31, 2009	Period from January 12, 2009 (Inception) to July 31, 2010

REVENUES	$600	$2,100	$9,383

EXPENSES
Professional fees	450	0	10,400
Compensation	600	2,100	20,603
Interest	50	0	317
TOTAL OPERATING EXPENSES	1,100	2,100	31,320

LOSS FROM OPERATIONS	(500)	0	(21,937)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(500)	$0	$(21,937)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	9,000,000	9,000,000

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JULY 31, 2010 AND 2009 AND THE PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO JULY 31, 2010

(UNAUDITED)

		Six Months Ended July 31, 2010		Six Months Ended July 31, 2009		Period from January 12, 2009 (Inception) to July 31, 2010

REVENUES	$	$ 1,283	$	$ 4,400	$	$ 9,383

EXPENSES
Professional fees		900		200		10,400
Compensation		1,283		4,200		20,603
Interest		100		0		317
TOTAL OPERATING EXPENSES		1,100		4,400		31,320

LOSS FROM OPERATIONS		(1,000)		0		(21,937)

PROVISION FOR INCOME TAXES		0		0		0

NET LOSS		$(1,000)		$0		$(21,937)

NET LOSS PER SHARE: BASIC AND DILUTED		$(0.00)		$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED		9,000,000		9,000,000

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 31, 2010 AND 2009 AND THE PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO JULY 31, 2010

(UNAUDITED)

	Six Months Ended July 31, 2010	Six Months Ended July 31, 2009	Period from January 12, 2009 (Inception) to July 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,000)	$(14,000)	$(21,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for compensation	0	9,000	9,000
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	1,000	5,000	5,717
Net Cash Used in Operating Activities	0	0	(7,220)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	0	0	7,220
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	0	7,220

NET INCREASE (DECREASE) IN CASH	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2010

(UNAUDITED)

NOTE 1 – ORGANIZATION

American Business Change Agents, Inc. was incorporated under the laws of the State of Nevada on January 12, 2009.

The Company provides strategic business planning and management consulting services to small companies.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company has elected a fiscal year ending on January 31.

Basis of Presentation

The accompanying interim financial statements for the three and six months ended July 31, 2010 and 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended January 31, 2010.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies as that term is defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities. A development-stage company is one in which planned principal operations have not commenced or, if its operations have commenced, revenues therefrom are not yet considered to be significant.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the presentation in the current period financial statements.

Advertising

Advertising will be expensed in the period in which it is incurred. There were no advertising expenses in either reporting period.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares or securities outstanding as of July 31, 2010.

Income Taxes

The Company accounts for income taxes using Section 740-10-30 of the FASB ASC. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB ASC (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which is included in the FASB ASC Topic 855 Subsequent Events. ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3– ACCRUED EXPENSES

Accrued expenses consisted of $5,450 due to the company’s independent auditors and accrued interest in the amount of $317 (see note 4) as of July 31, 2010.

NOTE 4– LOAN PAYABLE

The Company has a loan payable of $7,220 due to an unrelated party. The loan bears interest at 4% per annum and is payable on demand.

NOTE 5 – STOCKHOLDER’S DEFICIT

The Company is authorized to issue 74,000,000 shares of common stock and 1,000,000 shares of preferred stock.

There were no additional shares issued during the six months ended July 31, 2010.

There were 9,000,000 shares of common stock issued and outstanding as of July 31, 2010.

NOTE 6– INCOME TAXES

As of July 31, 2010, the Company had net operating loss carry forwards of approximately $21,937 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the six months ended July 31, 2010 and 2009:

	2010	2009
Refundable Federal income tax attributable to:
Current Operations	$340	$0
Less: valuation allowance	(340)	0
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected statutory rate of 34% of significant items comprising our net deferred tax amount is as follows:

January 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$7,459
Less: valuation allowance	(7,459)
Net deferred tax asset	$0

Because of the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $21,937 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur in the future, net operating loss carry forwards may be limited as to their use in future years.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and, accordingly, are not reflected herein.

The Company’s officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – SIGNIFICANT CUSTOMER

All revenue during the six months ended July 31, 2010 was earned from a single customer. That customer is unrelated to the Company.

NOTE 9 – GOING CONCERN

The Company was formed in January 2009. It has negative working capital of $12,937 and a net stockholders’ deficit of $12,937 at July 31, 2010. It generated total revenue of $1,283 during the six months ended July 31, 2010, and has no sources of financing. While the Company is attempting to expand operations and produce revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by seeking funds from private investors known to its President after consistent revenue generation has commenced. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. There are no assurances that the Company will complete the engagements successfully or that these engagements will be extended. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that its business plan will succeed.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the financial statements were issued (September 17, 2010) and has determined it does not have any material subsequent events to disclose.

Item 2. NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

•

our future operating results;

•

our business prospects;

•

any contractual arrangements and relationships with third parties;

•

the dependence of our future success on the general economy;

•

any possible financings; and

•

the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of filing of this Form 10-Q. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Operations

We were incorporated on January 12, 2009. All of the activity through January 31, 2009 involved incorporation efforts, planning and activities discussed herein under the heading “Business – Initial Contracts.”

We began generating revenues from its planned principal operations during the six months ended July 31, 2009. We are a development stage company and have no financial resources. We have not established a source of equity or debt financing. Our independent registered auditors have included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain a going concern.

Our mission is to provide strategic business planning and management consulting services to small companies. Our president, Mr. Sundberg has more than 20 years of experience providing these types of services and has written a book on the subject entitled When Did I Lose My Company?

For the six months ended July 31, 2010 and 2009, our operations were as follows:

	Six Months Ended July 31, 2010	Six Months Ended July 31, 2009

REVENUES	$1,283	$4,400

EXPENSES
Professional fees	900	200
Compensation	1,283	4,200
Interest	100	0
TOTAL OPERATING EXPENSES	1,100	4,400

LOSS FROM OPERATIONS	(1,000)	0

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(1,000)	$0

All of the revenue was earned from one unrelated client. There is no way to predict the likelihood that revenues will increase significantly in future periods.

All compensation was paid to our president.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere herein. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own observations. However, there can be no assurances that we will be successful in any of those efforts even if we are a publicly traded entity. Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

Liquidity

ABCA has a loan payable of $7,220 due to an unrelated party. The loan bears interest at 4% per annum and is payable on demand. There is no commitment or likelihood that the lender will provide additional funds to us if needed.

ABCA is obligated and will pay all costs relating to its offering estimated at $65,000 if it receives a trade symbol. This amount will be paid as and when necessary and required or otherwise accrued on the books and records of ABCA until we are able to pay the full amount due either from revenues or loans from our president. Absent sufficient revenues to pay these amounts within six months of the date of this prospectus, our president has agreed to loan us the funds to cover the balance of outstanding professional and related fees relating to our prospectus to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment. If and when loaned, the loan will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when ABCA has the financial resources to do so.

Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible. We believe that operations are generating sufficient cash to continue operations for the next 12 months from the date of this prospectus provided that our costs of being a public company remain equal to or below the maximum estimate provided below.

We have become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs could range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year or two of being public because our overall business volume will be low. These obligations will reduce our ability and resources to expand our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

There are no current plans to seek private investment. We do not have any current plans to raise funds through the sale of securities except as set forth herein. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own beliefs. Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of ABCA because the shares may be issued to parties or entities committed to supporting existing management. ABCA may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. There are no other significant liabilities outside of standard vendor obligations outstanding at July 31, 2010.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements, included elsewhere in this prospectus, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We have not yet generated revenue. We are not yet aware as to whether there will be a significant seasonal impact in our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item because it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of July 31, 2010. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO/CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

You should be aware that there are various risks to an investment in our common stock. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide to invest in shares of our common stock.

If any of the following risks develop into actual events, then our business, financial condition, results of operations and/or prospects could be materially adversely affected. If that happens, the market price of our common stock, if any, could decline, and investors may lose all or part of their investment.

Risks Related to the Business

1.

ABCA has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

ABCA has virtually no financial resources. We have negative working capital of $12,937 and a net stockholder’s deficit of $12,937 at July 31, 2010. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended January 31, 2010 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

2.

ABCA is and will continue to be completely dependent on the services of our founder and president, Edward A. Sundberg, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

ABCA’s operations and business strategy are completely dependent upon the knowledge and business connections of Edward A. Sundberg. He is under no contractual obligation to remain employed by us and experienced serious health problems in 2005. If he should choose to leave us for any reason or if he becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this prospectus. We will fail without the services of Mr. Sundberg or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Mr. Sundberg naming us as the beneficiary when and if we obtain the resources to do so and if he is insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

3.

Because we have only recently commenced business operations, we face a high risk of business failure.

We were formed in January 2009. All of our efforts to date have related to developing our business plan and beginning business activities. Through July 31, 2010, our total revenues amounted to $9,383 and, except for $200, were earned entirely from one unrelated client. We face a high risk of business failure.

4.

Most of our competitors, which include large national consulting firms, have significantly greater financial and marketing resources than do we.

Most of our competitors, which include large national accounting and consulting firms, have significantly greater financial and marketing resources than do we. Many have sophisticated Websites and the ability to advertise in a wide variety of media. We will principally depend on the business contacts of our president and word of mouth. There are no assurances that our approach will be successful.

5.

We may face damage to our professional reputation or legal liability if our future clients are not satisfied with our services.

As a consulting service firm, we will depend to a large extent on referrals and new engagements from our clients and will attempt to establish a reputation for high–caliber professional services and integrity to attract and retain clients. As a result, if a client is not satisfied with our services such lack of satisfaction may be more damaging to our business than it may be to other businesses. Moreover, if we fail to meet our obligations, we could be subject to legal liability or loss of client relationships. Our engagements will typically include provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases. Accordingly, no assurances can be given that we will either obtain or retain clients in the foreseeable future.

6.

Our future engagements with clients may not be profitable.

When making proposals for engagements, we plan to estimate the costs and timing for completing the engagements with such estimates intended to reflect our best judgment. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these engagements less profitable or unprofitable, which would have an adverse effect on our profit margin.

In addition, as consultants, a client will most likely retain us on an engagement–by–engagement basis, rather than under long–term contracts, and a substantial majority of our contracts and engagements, if any, may be terminated by the client with short notice and generally without significant penalty. Furthermore, because large client engagements may involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of an engagement or that a client will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client or the economy generally. When contracts are terminated, we lose the associated revenues and we may not be able to eliminate associated costs in a timely manner.

7.

There are significant potential conflicts of interest

Our key personnel (currently one person) are required to commit significant time to our affairs and, accordingly, these individual(s) (particularly our president) may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, certain key personnel (particularly our president) may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

In an effort to resolve such potential conflicts of interest, we have entered into a written agreement with Mr. Sundberg specifying that any business opportunities that he may become aware of independently or directly through his association with us (as opposed to disclosure to him of such business opportunities by management or consultants associated with other entities) would be presented by him solely to us.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

8.

Because we have nominal assets and no significant revenue, we are considered a "shell company" and will be subject to more stringent reporting requirements.

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet reflects that we have no cash or any other asset and, therefore, we are defined as a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to S-1 registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken (of which we have no current intention of doing), we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

9.

Edward A. Sundberg, our chief executive officer and chief financial officer, has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

Edward A. Sundberg has no meaningful financial reporting education or experience. He is and will be heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

10.

We intend to become subject to the periodic reporting requirements of the Securities Exchange Act of 1934 that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

Following the effective date of our registration statement of which this prospectus is a part, we will be required to file periodic reports with the SEC pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

11.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

12.

The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we have to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of this compliance could be significant. If our revenues do not increase and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs in the normal course of business which would result in our being unable to continue as a going concern.

13.

Having only two directors limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only two directors, who are related to each other with Lindsay Chisholm being the daughter of Edward A. Sundberg. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives him significant control over all corporate issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

14.

The Company is selling the shares offered in this prospectus without an underwriter and may not be able to sell any of the shares offered herein.

The common shares that were recently registered are being offered on our behalf by Edward A. Sundberg, president of the Company, on a best-efforts basis. No broker-dealer has been retained as an underwriter and no broker-dealer is under any obligation to purchase any common shares. There are no firm commitments to purchase any of the shares in this offering. Consequently, there is no guarantee that the Company, through its president, is capable of selling all, or any, of the common shares offered hereby.

15.

The offering price of our common stock has been determined arbitrarily.

The price of our common stock in this offering has not been determined by any independent financial evaluation, market mechanism or by our auditors, and is therefore, to a large extent, arbitrary. Our audit firm has not reviewed management's valuation and, therefore, expresses no opinion as to the fairness of the offering price as determined by our management. As a result, the price of the common stock in this offering may not reflect the value perceived by the market. There can be no assurance that the shares offered hereby are worth the price for which they are offered and investors may, therefore, lose a portion or all of their investment

16.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (74,000,000 shares) but unissued (63,800,000 shares) assuming the sale of 1,200,000 shares in our offering relating to shares recently registered. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material.

17.

The proposed aggregate proceeds of our current offering will be less than the estimated cost of the offering, so the Company will receive no economic benefits from the completion of the offering.

The proposed aggregate proceeds of our current offering ($12,000) are substantially less than the proposed costs to complete the offering ($65,000). We will, therefore, receive no financial benefit from the completion of the offering and will have to pay for some of the costs of the offering from the proceeds of operations or from other sources.

18.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our Company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our Company.

19.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation at Article VII provide for indemnification as follows: No director or officer of the Corporation shall be personally liable to the Corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer: (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law; or (ii) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Any repeal or modification of an Article by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation of the personal liability of a director or officer of the Corporation for acts or omissions prior to such repeal or modification.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

20.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Prior to the date of this prospectus, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market maker has filed an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA commencing upon the effectiveness of our registration statement of which this prospectus is a part and the subsequent closing of this offering. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether

(i)

any market for our shares will develop;

(ii)

 the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If we become able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible”, then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all the companies on the OTCBB). What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of ABCA and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions. See “Plan of Distribution” and Risk Factor #21 below.

21.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination, and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

22.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

23.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities recently registered have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

24.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

25.

The ability of our president to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Upon the completion of this offering, our president will beneficially own an aggregate of approximately 88.2% of our outstanding common stock assuming the sale of all shares recently registered. Because of his beneficial stock ownership, our president will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

26.

All of our presently issued and outstanding common shares are restricted under rule 144 of the securities act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

All of the presently outstanding shares of common stock (9,000,000 shares) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six months if purchased from a reporting issuer or 12 months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

All 9,000,000 issued and outstanding shares of our common stock are owned by our president and may be sold commencing one year from the time the Company is no longer a “shell” company.

27.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

28.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

29.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of effectiveness of our registration statement of which this prospectus is a part, , we will be required to file periodic reports with the SEC which will be immediately available to the public for inspection and copying (see “Where You Can Find More Information” elsewhere in this prospectus). Except during the year that our registration statement becomes effective, these reporting obligations may (in our discretion) be automatically suspended under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders and do not file a registration statement on Form 8A. If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. After this registration statement on Form S-1 becomes effective, we will be required to deliver periodic reports to security holders. However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Securities Exchange Act of 1934 until we have both 500 or more security holders and greater than $10 million in assets. This means that your access to information regarding our business will be limited.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits and Reports of Form 8-K

(a)

Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Business Change Agents, Inc.
(Registrant)

/s/ Edward A. Sundberg
Edward A. Sundberg
Title: President and Chief Financial Officer

September 17, 2010