Form 10-Q
period 2010-10-31
AMERICAN BUSINESS CHANGE AGENTS, INC.
filed 2011-01-14
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes      .  No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,000,000 shares of Common Stock, as of November 12, 2010.

American Business Change Agents, Inc.

FORM 10-Q

October 31, 2010

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF OCTOBER 31, 2010 (UNAUDITED) AND JANUARY 31, 2010

ASSETS	October 31, 2010 (unaudited)	January 31, 2010
Current Assets
Cash	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDER’S DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$6,217	$4,717
Loan payable	7,220	7,220

TOTAL LIABILITIES	13,437	11,937

STOCKHOLDER’S DEFICIT
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 74,000,000 shares authorized; 9,000,000 shares issued and outstanding	9,000	9,000
Deficit accumulated during the development stage	(22,437)	(20,937)
TOTAL STOCKHOLDER’S DEFICIT	(13,437)	(11,937)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$0	$0

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 AND 2009 AND THE PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO OCTOBER 31, 2010

(UNAUDITED)

	Three Months Ended October 31, 2010	Three Months Ended October 31, 2009	Period from January 12, 2009 (Inception) to October 31, 2010

REVENUES	$376	$2,100	$9,759

EXPENSES
Professional fees	450	0	10,850
Compensation	376	2,100	20,979
Interest	50	0	367
TOTAL OPERATING EXPENSES	876	2,100	32,196

LOSS FROM OPERATIONS	(500)	0	(22,437)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(500)	$0	$(22,437)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	9,000,000	9,000,000

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2010 AND 2009 AND THE PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO OCTOBER 31, 2010

(UNAUDITED)

	Nine Months Ended October 31, 2010	Nine Months Ended October 31, 2009	Period from January 12, 2009 (Inception) to October 31, 2010

REVENUES	$1,659	$6,500	$9,759

EXPENSES
Professional fees	1,350	200	10,850
Compensation	1,659	6,300	20,979
Interest	150	0	367
TOTAL OPERATING EXPENSES	3,159	6,500	32,196

LOSS FROM OPERATIONS	(1,500)	0	(22,437)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(1,500)	$0	$(22,437)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	9,000,000	9,000,000

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2010 AND 2009 AND THE PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO OCTOBER 31, 2010

(UNAUDITED)

	Nine Months Ended October 31, 2010	Nine Months Ended October 31, 2009	Period from January 12, 2009 (Inception) to October 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,500)	$0	$(22,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for compensation	0	0	9,000
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	1,500		6,217
Net Cash Used in Operating Activities	0	0	(7,220)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	0	0	7,220
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	0	7,220

NET INCREASE (DECREASE) IN CASH	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2010

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

Basis of Presentation

The accompanying interim financial statements for the three and nine months ended October 31, 2010 and 2009 are unaudited and have been prepared in accordance with U.S. GAAP for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended January 31, 2010.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares or securities outstanding as of October 31, 2010.

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

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company evaluates subsequent events from the date of the balance sheet through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them with the SEC on the EDGAR system.

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

NOTE 3– ACCRUED EXPENSES

Accrued expenses at October 31, 2010 consisted of $5,900 due to the Company’s independent auditors and accrued interest in the amount of $317 (see note 4).

NOTE 4– LOAN PAYABLE

The Company has a loan payable of $7,220 due to an unrelated party. The loan bears interest at 4% per annum and is payable on demand.

NOTE 5 – STOCKHOLDER’S DEFICIT

The Company is authorized to issue 74,000,000 shares of common stock and 1,000,000 shares of preferred stock.

There were no additional shares issued during the nine months ended October 31, 2010.

There were 9,000,000 shares of common stock issued and outstanding as of October 31, 2010.

NOTE 6– INCOME TAXES

As of October 31, 2010, the Company had net operating loss carry forwards of approximately $22,437 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the nine months ended October 31, 2010 and 2009:

	2010	2009
Federal income tax benefit attributable to:
Current Operations	$510	$0
Less: valuation allowance	(510)	0
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected statutory rate of 34% of significant items comprising our net deferred tax amount is as follows:

October 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$7,628
Less: valuation allowance	(7,628)
Net deferred tax asset	$0

Because of the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $22,437 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur in the future, net operating loss carry forwards may be limited as to their use in future years.

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

NOTE 8 – SIGNIFICANT CUSTOMER

All revenue during the nine months ended October 31, 2010 was earned from a single customer. That customer is unrelated to the Company.

NOTE 9 – GOING CONCERN

The Company was formed in January 2009. It has negative working capital and a net stockholders’ deficit of $13,437 at October 31, 2010. It generated total revenue of $1,659 during the nine months ended October 31, 2010, and has no sources of financing. While the Company is attempting to expand operations and produce revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by seeking funds from private investors known to its President after consistent revenue generation has commenced. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. There are no assurances that the Company will complete the engagements successfully or that these engagements will be extended. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that its business plan will succeed.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the financial statements were issued, November 30, 2010, and has determined it does not have any material subsequent events to disclose.

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

We began generating revenues from its planned principal operations during the nine months ended October 31, 2009.  We are a development stage company and have no financial resources. We have not established a source of equity or debt financing. Our independent registered auditors have included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain a going concern.

Our mission is to provide strategic business planning and management consulting services to small companies. Our president, Mr. Sundberg has more than 20 years of experience providing these types of services and has written a book on the subject entitled When Did I Lose My Company?

For the nine months ended October 31, 2010 and 2009, our operations were as follows:

REVENUES	$1,659	$6,500

EXPENSES
Professional fees	1,350	200
Compensation	1,659	6,300
Interest	150	0
TOTAL OPERATING EXPENSES	3,159	6,500

LOSS FROM OPERATIONS	(1,500)	0

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(1,500)	$0

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

There are no current plans to seek private investment. We do not have any current plans to raise funds through the sale of securities except as set forth herein. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own beliefs. Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of ABCA because the shares may be issued to parties or entities committed to supporting existing management. ABCA may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. There are no other significant liabilities outside of standard vendor obligations outstanding at October 31, 2010.

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

Item 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of October 31, 2010. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ABCA has virtually no financial resources. We have negative working capital and a net stockholder’s deficit of $13,437 at October 31, 2010. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended January 31, 2010 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

We were formed in January 2009. All of our efforts to date have related to developing our business plan and beginning business activities. Through October 31, 2010, our total revenues amounted to $9,759 and, except for $200, were earned entirely from one unrelated client. We face a high risk of business failure.

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

10.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934 which require us to incur audit fees and legal fees in connection with the preparation of such reports. These costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the SEC pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

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

Our internal controls may be inadequate or ineffective if our operations expand, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

18.

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

19.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Prior to the date of this prospectus, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market maker has filed an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether

(i)

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

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions. See “Plan of Distribution” and Risk Factor #20 below.

20.

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

21.

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

22.

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

23.

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

24.

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

25.

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

All 9,000,000 issued and outstanding shares of our common stock are owned by our president and may be sold commencing one year from the time the Company is not considered a “shell” company.

26.

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

27.

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

28.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

We are required to file periodic reports with the SEC which will be immediately available to the public for inspection and copying (see “Where You Can Find More Information” elsewhere in this prospectus). Except during the year following the date on which our registration statement became effective, these reporting obligations may (in our discretion) be automatically suspended under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders and do not file a registration statement on Form 8A. If this occurs after the year in which our registration statement became effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. We will also not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Securities Exchange Act of 1934 until we have both 500 or more security holders and greater than $10 million in assets. This means that your access to information regarding our business will be limited.

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

January 12, 2011