Form 10-K
period 2011-01-31
AMERICAN BUSINESS CHANGE AGENTS, INC.
filed 2013-05-30
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number: 333-157783

AMERICAN BUSINESS CHANGE AGENTS, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-4083754
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13070 Addison Road, Roswell, GA	30075
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number: 404-915-0570

Securities registered under Section 12(b) of the Act: Common Stock par value $.001 per share

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 24, 2013 is 10,200,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of May 24, 2013, is $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

AMERICAN BUSINESS CHANGE AGENTS, INC.

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

Our executive offices are located at 13070 Addison Road, Roswell, GA 30075, and our telephone number is 404-915-0570. Our website address is www.abcausa.com.

We may refer to ourselves in this document as "ABCA," "we," "us" or the “Company.”

The Company has not generated significant revenues from its planned principal operations. However, it cannot take advantage of being an emerging growth company under the JOBS Act because it had gone public prior to December 8, 2011.

Item 1.

BUSINESS

ABCA was incorporated under the laws of the State of Nevada on January 12, 2009. At May 24, 2013, we had one employee, our founder and president, Edward A. Sundberg, who devotes the time to us that is necessary to complete projects and obtain additional ones.

ABCA is an early stage company and has no significant financial resources. We have not established or attempted to establish a source of equity or debt financing. Our independent auditors have included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain a going concern.

Our mission is to provide strategic business planning and management consulting services to small companies. Our president, Mr. Sundberg has more than 20 years of experience providing these types of services and has written a book on the subject entitled When Did I Lose My Company?

We anticipate that we will rely on one or a small number of engagements and clients for the indefinite future. There is no assurance that these clients will provide us with sufficient levels of revenue to generate profits or even to sustain operations.

Strategy

Our goal is to provide management consulting services to small and midsized businesses. Our advice will principally relate to corporate structure, personnel issues and marketing. In some instances, we may serve in the role of a corporate official at a client in order to design and implement a plan, while in other cases we will issue a written business plan to our client.

We will not concentrate on any particular industry or limit ourselves to any geographic area. If necessary, we will team with other consultants if an engagement requires knowledge or resources that we do not have.

We will use the contacts of our chairman, Edward A. Sundberg, to identify initial clients. Our founder has more than 20 years of experience in providing a variety of consulting services to clients. His experience includes:

•

Preparing detailed business plans for small and midsized businesses;

•

Assisting turnaround efforts;

•

Assisting companies operate in international environments;

•

Providing organizational services to small and large entities;

•

Assisting companies prepare for financings and acquisitions; and

•

Providing extensive human resource services.

Our approach is to focus on small and midsized companies that need to establish an effective management structure and would benefit from our broad range of business contacts. We will:

•

work with client executives to develop risk management and business performance strategies. Among the services we intend to provide are strategic consulting with regard to the design and structure of the finance function, particularly restructuring in turnaround situations, acquisition and post-merger integration. This process, which leverages the experience of our president, will help clients to align their companies’ resources and capabilities with their business objectives. Our services will also address pricing and yield management, billing, credit risk and collection effectiveness, lending and debt recovery.

•

work with clients to solve human performance issues that are crucial to their operational success, including recruiting and motivating key employees and management. We will work to provide human resources, knowledge management, and learning and performance management solutions that increase the efficiency and effectiveness of our clients’ employees and operations, while reducing recruiting and training costs.

We expect to function with a wide array of client situations and use independent subcontractors to assist in performing engagements.

To date, we have performed several consulting engagements. However, it appears that our efforts to seek and obtain engagements have been severely impacted by the economic environment that has been in place for the past several years.

Competition

Competition in our industry is intense and most of our competitors have greater financial and other resources than do we. Competition will come from a wide variety of consulting and accounting firms, many of which have more employees, finances and other resources and greater name recognition that do we. We intend to compete based on the reputation and contacts of our founder and the creative and practical approach to services that we offer. Our founder has more than 20 years of experience in providing a variety of consulting services to corporations.

No assurances can be given that our competitive strategy will be successful.

Intellectual Property

We have no patents or trademarks.

Employees

At May 24, 2013, we had one employee, our founder and president, Edward A. Sundberg, who devotes the time to us that is necessary to complete projects and obtain additional ones. Mr. Sundberg will continue to devote the time to us that is necessary for us to complete engagements, but may become involved with other ventures. Various aspects of engagements may be subcontracted to independent consultants.

Lindsay Chisholm, our director, is a lawyer and the daughter of Edward A. Sundberg. She may perform some work for us on subcontract basis.

There is no written employment contract or agreement.

Item 1A.

RISK FACTORS

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

 ABCA has virtually no financial resources. We have negative working capital and a net stockholder’s deficit at January 31, 2011. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended January 31, 2011 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

Because of the early stage of our business operations, we face a high risk of business failure.

We were formed in January 2009. All of our efforts to date have related to developing our business plan and beginning business activities. These efforts have been hampered as a result of the economic conditions facing our potential clients throughout the period since our inception. Through January 31, 2011, our total revenues amounted to $4,259 which, except for $200, were earned entirely from one unrelated client. We face a high risk of business failure.

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

We file periodic reports with the SEC pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm is required to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

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

Our internal controls may be inadequate if we begin to grow, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

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

Our internal controls may be inadequate or ineffective if our operations begin to expand, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (74,000,000 shares) but unissued (63,800,000 shares). In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material.

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

To date, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market maker has filed an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether

(i)

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

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

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

Our president beneficially owns an aggregate of approximately 88.2% of our outstanding common stock. Because of his beneficial stock ownership, our president is in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

We currently are trying to file all delinquent filings. However, our reporting obligations are automatically suspended by operation of statute under Section 15(d) of the Securities Exchange Act of 1934 since we have less than 300 shareholders and have not filed a registration statement on Form 8A. Since more than a year has passed since our registration statement became effective, we are no longer obligated to file periodic reports with the SEC and your access to our business information may be more restricted. We are also not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners are not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Securities Exchange Act of 1934 until we have both 500 or more security holders and greater than $10 million in assets. This means that your access to information regarding our business will be limited.

For all of the foregoing reasons and others set forth herein, an investment in the Company’s securities in any market which may develop in the future involves a high degree of risk. Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-K.

Item 1B.

UNRESOLVED STAFF COMMENTS

The Company has received comments from the Staff concerning its delinquent filings. The Company is now attempting to become current in all of its filings.

Item 2.

PROPERTIES

Our office and mailing address is 13070 Addison Road, Roswell, GA 30075. The space is provided to us by Mr. Sundberg who incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

Item 3.

LEGAL PROCEEDINGS

We are not party to any pending, or to our knowledge, threatened litigation of any type.

Item 4.

MINE SAFETY DISCLOSURES

None

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

We became subject to Securities Exchange Act Reporting Requirements in September 2010.

There is no current market for the shares of our common stock.  No trading symbol has been assigned for our securities, and our securities have not been listed or quoted on any Exchange to date. There can be no assurance that a trading symbol will be assigned or that a liquid market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on May 24, 2013, there were 13 stockholders of record of our common stock, and 10,200,000 shares were issued and outstanding.

No underwriter participated in the issuance of our shares, and no underwriting discounts or commissions were paid to anyone.

The Company has never repurchased any of its equity securities.

Item 6

SELECTED FINANCIAL DATA

We are considered to be a smaller reporting company, as defined by Rule 229.10(f)(1), and, therefore, are not required to provide the information required by this Item.

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this annual report on Form 10-K are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy and its impact on the industry in which we are involved,

•

the adequacy of our cash resources and working capital, and

•

other factors identified in our filings with the SEC, press releases and other public communications.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.  Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.  Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-K.  Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The following discussion and analysis provides information which the Company’s management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Operations

We were incorporated on January 12, 2009. All of the activity through January 31, 2009 involved incorporation efforts, planning and activities discussed herein under the heading “Business – Initial Contracts.”

The Company has not generated significant revenues from its planned principal operations. However, it cannot take advantage of being an emerging growth company under the JOBS Act because it had gone public prior to December 8, 2011.

We began generating revenues from our planned principal operations during the six months ended July 31, 2009.  We are a development stage company and have no financial resources. We have not established a source of equity or debt financing. Our independent registered auditors have included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain a going concern.

Our mission is to provide strategic business planning and management consulting services to small companies. Our president, Mr. Sundberg has more than 20 years of experience providing these types of services and has written a book on the subject entitled When Did I Lose My Company?

For the fiscal years ended January 31, 2011 and 2010, our operations were as follows:

	Year ended January 31, 2011	Year ended January 31, 2010

REVENUES	$4,259	$8,100

EXPENSES:
Professional fees	53,850	4,500
Compensation	4,259	10,320
Interest	222	217
TOTAL OPERATING EXPENSES	58,331	15,037

LOSS FROM OPERATIONS	$(54,072)	$(6,937)

Except for $200, all of the revenue was earned from one unrelated client. The engagement relating to that client has been completed. There is no way to predict the likelihood that revenues will increase significantly in future periods.

We incurred $50,000 of legal costs relating to the registration of shares of our common stock in a Registration Statement on Form S-1 that became effective in September 2010. The expenses of $50,000 are included in Professional Fees in the table above. That obligation was satisfied in full in February 2011 when we (i) issued 1,200,000 registered shares of common stock and (ii) entered into a $38,000 convertible note payable with our outside counsel, Gary B. Wolff, to satisfy the obligation. The convertible note is payable on demand,  bears interest at 2% per annum, and is convertible into shares of our common stock at a price per share equal to the par value of the shares. Conversion can be in whole or in any portion of the outstanding principal balance at the option of the holder.

All compensation was paid to our president.

Other

As a corporate policy, we will not incur any significant cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity

ABCA has a loan payable of $7,220 due to an unrelated party. The loan bears interest at 4% per annum and is payable on demand. There is no commitment or likelihood that the lender will provide additional funds to us if needed.

We incurred $50,000 of legal costs relating to the registration of shares of our common stock in a Registration Statement on Form S-1 that became effective in September 2010. That obligation was satisfied in full in February 2011 when we (i) issued 1,200,000 registered shares of common stock and (ii) entered into a $38,000 convertible note payable with our outside counsel, Gary B. Wolff, to satisfy the obligation. The convertible note is payable on demand,  bears interest at 2% per annum, and is convertible into shares of our common stock at a price per share equal to the par value of the shares. Conversion can be in whole or in any portion of the outstanding principal balance at the option of the holder.

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

There are no other significant liabilities outside of standard vendor obligations outstanding at January 31, 2011.

Recent Accounting Pronouncements

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 2 to the financial statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We have not noted a significant seasonal impact in our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8.

FINANCIAL STATEMENTS

Our financial statements as of January 31, 2011 and 2010 and the fiscal years then ended start on page 34.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Dismissal of Li & Company, PC

On June 22, 2010 (the "Dismissal Date"), the Board of Directors of American Business Change Agents, Inc. (the "Registrant") dismissed Li & Company, PC (“Li”), its independent registered public accounting firm which it had previously engaged on September 25, 2009, but which firm has not provided any services.

During the Registrant's most recent fiscal year and the subsequent interim periods through to the Dismissal Date, there were no disagreements as defined in Item 304 of Regulation S-K) with Li on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Li, would have caused it to make reference in connection with any opinion to the subject matter of the disagreement. Further, during the Registrant's most recent fiscal year and the subsequent interim periods through to the Dismissal Date, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Registrant provided Li with a copy of this Report prior to its filing with the Securities and Exchange Commission (the SEC") and requested Li to furnish the Registrant with a letter addressed to the SEC, stating whether or not it agrees with the statements made above and, if not, stating the respects in which they do not agree.

(b) Engagement of Silberstein Ungar, PLLC

On June 22, 2010 (the "Engagement Date"), the Registrant's Board of Directors approved the appointment of Silberstein Ungar, PLLC, an independent registered public accounting firm which is registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as the Registrant's independent registered public accounting firm. During the Registrant's two most recent fiscal years, the subsequent interim periods thereto, and through the Engagement Date, neither the Registrant nor anyone on its behalf consulted the Current Accountants regarding either (1) the application of accounting principles to a specified transaction regarding the Company, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (2) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

(c) Dismissal of Silberstein Ungar, PLLC

The Board of Directors of American Business Change Agents, Inc. (the "Registrant") dismissed Silberstein Ungar, PLLC (“SU”) as its independent registered public accounting firm which it had previously engaged in June 2010, but which firm has not provided any services to date.

SU did not issue any reports on or commence any audit procedures with respect to our financial statements. During the entire period since SU’s initial engagement, there were no disagreements as defined in Item 304 of Regulation S-K) with SU on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SU, would have caused it to make reference in connection with any opinion to the subject matter of the disagreement. Further, during our most recent fiscal year and all subsequent interim periods, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Engagement of L.L. Bradford & Company, LLC

On March 15, 2013, we engaged L.L. Bradford & Company, LLC (“LLB”), an independent registered public accounting firm which is registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as our independent registered public accounting firm. During our two most recent fiscal years, the subsequent interim periods thereto, and through March 15, 2013, neither us nor anyone on our behalf consulted LLB regarding either (1) the application of accounting principles to a specified transaction regarding us, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (2) any matter regarding us that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (the same person), has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company’s periodic SEC filings. In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended January 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Our internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

•

that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company assets that could have a material effect on the financial statements.

Internal control over financial reporting, no matter how well designed, has inherent limitations. Because of such inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. After conducting the assessment, management determined that, as of January 31, 2011, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting(as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.

OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended January 31, 2011 that would have required disclosure in a report on Form 8-K.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors

Our management consists of:

Name	Age	Title
Edward A. Sundberg	65	President, CEO, principal executive officer, treasurer, chairman, principal financial officer and principal accounting officer
Lindsay Chisholm	32	Director

Edward A. Sundberg –founded us in January 2009. He has been performing consulting work for a variety of firms owned by him since 1988.  Since 2002, he has been a managing partner of Titan International LLC, an Atlanta based project management and business strategy advisory firm and the owner, since 1992, of Sundberg Communications Co. Inc., a private consulting company.  He was chairman and president of ConsultAmerica, Inc., a consulting firm that went public in April 2005. In August 2005, Mr. Sundberg underwent open heart bypass surgery shortly after which ConsultAmerica, Inc. was sold. Upon recovery, Mr. Sundberg resumed consulting for firms owned by him. He is a graduate of the United States Naval Academy and holds an MBA from Boston University.

Lindsay Chisholm – became a director in January 2009. She was an officer and director in ConsultAmerica, Inc. in 2005. She is a graduate of Connecticut College and received a JD from Massachusetts School of Law in 2008. Since 2005, she has performed various contract services for businesses owned by Edward A. Sundberg. Lindsay Chisholm is the daughter of Edward A. Sundberg.

Possible Potential Conflicts

The OTCBB on which we plan to have our shares of common stock quoted does not have any director independence requirements.

No member of management will be required by us to work on a full time basis, although our president currently devotes at least 30 hours a week to us. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

Currently we have only two officers and two directors (the same persons), who are related to each other, and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

In an effort to resolve potential conflicts of interest, we have entered into a written agreement with Mr. Sundberg specifying that any business opportunities that he may become aware of independently or directly through his association with us (as opposed to disclosure to him of such business opportunities by management or consultants associated with other entities) would be presented by him solely to us.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Code of Business Conduct and Ethics

In January 2009 we adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our CEO and principal financial officers and persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

•

honest and ethical conduct,

•

full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

•

compliance with applicable laws, rules and regulations,

•

the prompt reporting violation of the code, and

•

accountability for adherence to the code.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Both directors’ terms of office expire on January 31, 2014. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

As long as we have an even number of directors, tie votes on issues are resolved in favor of the chairman’s vote.

Involvement in Certain Legal Proceedings

During the past five years, no present director, executive officer or person nominated to become a director or an executive officer of ABCA:

1.

had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he/she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he/she was an executive officer at or within two years before the time of such filing;

2.

was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him/her from or otherwise limiting his/her involvement in any of the following activities:

i.

acting as a futures commission merchant, introducing broker, commodity trading advisor commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

engaging in any type of business practice; or

iii.

engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

4.

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

5.

was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the ABCA board of directors will establish an audit committee and a compensation committee.  We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls.  The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

All directors will be reimbursed by ABCA for any expenses incurred in attending directors' meetings provided that VIP has the resources to pay these fees.  ABCA will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

Item 11.

EXECUTIVE COMPENSATION

The following table shows, for the fiscal years ended January 31, 2011 and 2010, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

Name and Principal Position	Period	Salary	Bonus	Option Awards	Total
Edward A. Sundberg	2011	$ 4,259	-	-	$ 4,259
CEO	2010	$ 10,320	-	-	$ 10,320

There is no employment contract with Mr. Sundberg at this time; nor are there any agreements for compensation in the future. Mr. Sundberg’s compensation has not been fixed or based on any percentage calculations. He will make all decisions determining the amount and timing of his compensation and, for the immediate future, will receive the level of compensation each month that permits us to meet our obligations. Mr. Sundberg’s compensation amounts will be more formalized if and when his annual compensation reaches $150,000.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of May 24, 2013 we had 10,200,000 shares of common stock outstanding which are held by one shareholder. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of May 24, 2013; of all directors and executive officers of ABCA; and of our directors and officers as a group.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(a)	Amount of Beneficial Ownership	Percent of Class

Common	Edward A Sundberg	9,000,000	88.2%
Common	Lindsay Chisholm	-0-	-0-
	All Directors and Officers as a group (2 persons)	9,000,000	88.2%

(a) The address for Mr. Sundberg is 13070 Addison Road, Roswell, GA 30075.

(b) Unless otherwise indicated, ABCA believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

Shareholder Matters

As a Nevada corporation, we are subject to the Nevada Revised Statutes ("NRS" or "Nevada law"). Certain provisions of Nevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Directors' Duties - Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The sole promoter of ABCA is Edward A. Sundberg, our chief executive officer.

Our office and mailing address is 13070 Addison Road, Roswell, GA 30075. The space is provided to us by Mr. Sundberg. Mr. Sundberg incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

We incurred $50,000 of legal costs relating to the registration of shares of our common stock in a Registration Statement on Form S-1 that became effective in September 2010. That obligation was satisfied in full in February 2011 when we (i) issued 1,200,000 registered shares of common stock and (ii) entered into a $38,000 convertible note payable with our outside counsel, Gary B. Wolff, to satisfy the obligation. The convertible note is payable on demand,  bears interest at 2% per annum, and is convertible into shares of our common stock at a price per share equal to the par value of the shares. Conversion can be in whole or in any portion of the outstanding principal balance at the option of the holder.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have an independent director as of September 30, 2010.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided in connection with statutory and regulatory filings. Fees incurred are approximately $750 for each quarterly review associated with our Form 10-Q filings and $2,500 for the annual audit of the Company’s financial statements included as part of our Form 10-K filing.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2011 and 2010.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended January 31, 2011.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

31.1

Certification of Chief Executive Officer

31.2     Certification of Chief Executive Officer

b.

Financial Statement Schedules

None

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Business Change Agents, Inc.

/s/ Edward A Sundberg

By: Edward A. Sundberg, Chief Executive Officer

Date:  May 28, 2013

AMERICAN BUSINESS CHANGE AGENTS, INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

American Business Change Agents, Inc.

Roswell, Georgia

We have audited the accompanying balance sheets of American Business Change Agents, Inc. as of January 31, 2011 and 2010, and the related statements of operations, stockholder’s deficit, and cash flows for the fiscal years then ended and the period from January 12, 2009 (date of inception) to January 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Business Change Agents, Inc., as of January 31, 2011 and 2010 and the results of its operations and cash flows for the fiscal years then ended and the period from January 12, 2009 (date of inception) to January 31, 2011 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that American Business Change Agents, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

L.L. Bradford & Company

/s/ L.L. Bradford & Company

Houston, Texas

May 24, 2013

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF JANUARY 31, 2011 AND 2010

	January 31, 2011	January 31, 2010
ASSETS
Current Assets
Cash	$17	$-

TOTAL ASSETS	$17	$-

LIABILITIES AND STOCKHOLDER’S DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$58,806	$4,717
Loan payable	7,220	7,220

TOTAL LIABILITIES	66,026	11,937

STOCKHOLDER’S DEFICIT
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 74,000,000 shares authorized; 9,000,000 shares issued and outstanding	9,000	9,000
Deficit accumulated during the development stage	(75,009)	(20,937)
TOTAL STOCKHOLDER’S DEFICIT	(66,009)	(11,937)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$17	$-

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31, 2011 AND 2010 AND THE

PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO JANUARY 31, 2011

	Year ended January 31, 2011	Year ended January 31, 2010	Period from January 12, 2009 (Inception) to January 31, 2011

REVENUES	$4,259	$8,100	$12,359

EXPENSES:
Professional fees	53,850	4,500	63,350
Compensation	4,259	10,320	23,579
Interest	222	217	439
TOTAL OPERATING EXPENSES	58,331	15,037	87,368

LOSS FROM OPERATIONS	(54,072)	(6,937)	(75,009)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(54,072)	$(6,937)	$(75,009)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	9,000,000	9,000,000

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDER’S DEFICIT

PERIOD FROM FEBRUARY 1, 2009 TO JANUARY 31, 2011

	Common Stock		Additional paid in	Deficit Accumulated During the Development
	Shares	Amount	capital	Stage	Total
Balance, January 31, 2009	9,000,000	$9,000	$-	$(14,000)	$(5,000)

Net loss for the year ended January 31, 2010	-	-	-	(6,937)	(6,937)

Balance, January 31, 2010	9,000,000	$9,000	$-	$(20,937)	$(11,937)

Net loss for the year ended January 31, 2011	-	-	-	(54,072)	(54,072)

Balance, January 31, 2011	9,000,000	$9,000	$-	$(75,009)	$(66,009)

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

 FOR THE YEARS ENDED JANUARY 31, 2011 AND 2010 AND THE

PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO JANUARY 31, 2011

	Year ended January 31, 2011	Year ended January 31, 2010	Period from January 12, 2009 (Inception) to January 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(54,072)	$(6,937)	$(75,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for compensation	-	-	9,000
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	54,089	(283)	58,806
Net Cash Used in Operating Activities	17	(7,220)	(7,203)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	7,220	7,220
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	7,220	7,220

NET CHANGE IN CASH	17	-	17

Cash, beginning of year	-	-	-
Cash, end of year	$17	$-	$17

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2011

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

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies as defined by section 915-10-20 of the FASB Accounting Standards Codification.  A development-stage company is one in which planned principal operations have not commenced or, if its operations have commenced, there have been no significant revenues therefrom.

The Company has not generated significant revenues from its planned principal operations. However, it cannot take advantage of being an emerging growth company under the JOBS Act because it had gone public prior to December 8, 2011.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less an amount for estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Taxes

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at January 31, 2012 and 2011.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of January 31, 2011 or 2010.

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

Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The Company was formed in January 2009. It has negative working capital of $66,009 and a net stockholders’ deficit of $66,009 at January 31, 2011. It generated total revenue of $12,359 during the fiscal year ended January 31, 2011, substantially all of which came from one unrelated client whose consulting engagement has been completed, and has no sources of financing. While the Company is attempting to expand operations and produce revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by seeking funds from private investors known to its President after consistent revenue generation has commenced. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. There are no assurances that the Company will complete the engagements successfully or that these engagements will be extended. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that its business plan will succeed.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – LOAN PAYABLE

The Company has a loan payable of $7,220 due to an unrelated party. The loan bears interest at 4% per annum and is payable on demand.

NOTE 5 – STOCKHOLDER’S DEFICIT

The Company is authorized to issue 74,000,000 shares of common stock and 1,000,000 shares of preferred stock.

There were 9,000,000 shares of common stock issued and outstanding as of January 31, 2011 and 2010. No shares of preferred stock have been issued.

The Company incurred $50,000 of legal costs relating to the registration of shares of its common stock in a Registration Statement on Form S-1 that became effective in September 2010. This amount is included in Accrued Expenses at January 31, 2011. That obligation was satisfied in full in February 2011 when the Company (i) issued 1,200,000 registered shares of common stock and (ii) entered into a $38,000 convertible note payable with its outside counsel to satisfy the obligation. The convertible note is payable on demand, bears interest at 2% per annum, and is convertible into shares of the Company’s   common stock at a price per share equal to the par value of the shares. Conversion can be in whole or in any portion of the outstanding principal balance at the option of the holder.

After the 1,200,000 shares were issued, there were 10,200,000 common shares outstanding.

NOTE 6 – INCOME TAXES

As of January 31, 2011, the Company had net operating loss carry forwards of approximately $75,009 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Because of the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur in the future, net operating loss carry forwards may be limited as to their use in future years.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and, accordingly, are not reflected herein.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – SIGNIFICANT CUSTOMER

All but $200 of the revenue earned during the year ended January 31, 2011 was earned from a single customer. That customer is unrelated to the Company. The consulting engagement relating to that customer has been completed.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of January 31, 2011 through May 24, 2013, the date when the financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded other than as disclosed in Note 5.