Form 10-Q
period 2011-04-30
AMERICAN BUSINESS CHANGE AGENTS, INC.
filed 2013-05-30
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,200,000 shares of Common Stock, as of May 24, 2013.

American Business Change Agents, Inc.

FORM 10-Q

April 30, 2011

INDEX

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF APRIL 30, 2011 AND JANUARY 31, 2011

(Unaudited)

ASSETS	April 30, 2011	January 31, 2011
Current Assets
Cash	$4	$17

TOTAL ASSETS	$4	$17

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$9,068	$58,806
Convertible note payable	38,000	-
Loan payable	7,220	7,220

TOTAL LIABILITIES	54,288	66,026

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 74,000,000 shares authorized; 10,200,000 and 9,000,000 shares issued and outstanding	10,200	9,000
Paid-in Capital	10,800	-
Deficit accumulated during the development stage	(75,284)	(75,009)
TOTAL STOCKHOLDERS’ DEFICIT	(54,284)	(66,009)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4	$17

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 30, 2011 AND 2010 AND THE PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO APRIL 30, 2011

(UNAUDITED)

	Three Months Ended April 30, 2011	Three Months Ended April 30, 2010	Period from January 12, 2009 (Inception) to April 30, 2011

REVENUES	$60	$600	$12,419

EXPENSES
Operating (principally professional fees)	29	450	63,379
Compensation	44	600	23,623
Interest	262	50	701
TOTAL OPERATING EXPENSES	335	1,100	87,703

LOSS FROM OPERATIONS	(275)	(500)	(75,284)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(275)	$(500)	$(75,284)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,200,000	9,000,000

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 30, 2011 AND 2010 AND THE PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO APRIL 30, 2011

(UNAUDITED)

	Three Months Ended April 30, 2011	Three Months Ended April 30, 2010	Period from January 12, 2009 (Inception) to April 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(275)	$(500)	$(75,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for compensation	-	-	9,000
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	262	500	59,068
Net Cash Used in Operating Activities	(13)	-	(7,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	-	7,220
Net Cash Provided By Financing Activities	-	-	7,220

NET CHANGE IN CASH	(13)	-	4

Cash, beginning of period	17	-	-
Cash, end of period	$4	$-	$4

SUPPLEMENTARY CASH FLOW INFORMATION:
Issuance of shares to settle accrued expenses	$12,800	$-	$12,800
Issuance of convertible note to settle accrued expenses	$38,000	$-	$38,000
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2011

(UNAUDITED)

NOTE 1 – ORGANIZATION

American Business Change Agents, Inc. was incorporated under the laws of the State of Nevada on January 12, 2009.

The Company provides strategic business planning and management consulting services to small companies.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial statements

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended January 31, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

The Company has not generated significant revenues from its planned principal operations. However, it cannot take advantage of being an emerging growth company under the JOBS Act because it had gone public prior to December 8, 2011

Basic and Diluted Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding at April 30, 2011 or 2010.  Issuable common stock relating to the convertible note is not included in the calculation of basic or diluted weighted average number of common shares outstanding because including these shares would be antidilutive.

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

Recently Issued Accounting Standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

NOTE 3 – GOING CONCERN

The Company was formed in January 2009. It has negative working capital of $54,284 and a net stockholders’ deficit of $54,284 at April 30, 2011 and has not generated significant levels of revenue. While the Company is attempting to expand operations and produce revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by seeking funds from private investors known to its President after consistent revenue generation has commenced. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. There are no assurances that the Company will complete the engagements successfully or that these engagements will be extended. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that its business plan will succeed.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – STOCKHOLDER’S DEFICIT

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

After the 1,200,000 shares of common stock were issued, there were 10,200,000 common shares outstanding.

NOTE 5– LOAN PAYABLE

The Company has a loan payable of $7,220 due to an unrelated party. The loan bears interest at 4% per annum and is payable on demand.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of April 30, 2011 through May 24, 2013, the date when the financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

For the three months ended April 30, 2011 and 2010, our operations were as follows:

	2011	2010
REVENUES	$60	$600

EXPENSES
Operating (principally professional fees)	29	450
Compensation	44	600
Interest	262	50
TOTAL OPERATING EXPENSES	335	1,100

LOSS FROM OPERATIONS	(275)	(500)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(275)	$(500)

All of the revenue was earned from one unrelated client. There is no way to predict the likelihood that revenues will increase significantly in future periods.

All compensation was paid to our president.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere herein.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a trading public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations.  However, there can be no assurances that we will be successful in any of those efforts even if we are a publicly traded entity.  Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

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

There are no other significant liabilities outside of standard vendor obligations outstanding at April 30, 2011.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 2 to the financial statements included in our Annual Report on Form 10K includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

Item 4.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurances that information required to be disclosed by the Company in its periodic reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurances that information required to be disclosed by the Company in its periodic reports that are filed under the Exchange Act is accumulated and communicated to our Principal Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure and controls and procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management including our Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive Officer has concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

Changes in internal controls over financial reporting.

There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ABCA has virtually no financial resources. We have negative working capital and a net stockholder’s deficit. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended January 31, 2011 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

We were formed in January 2009. All of our efforts to date have related to developing our business plan and beginning business activities. These efforts have been hampered as a result of the economic conditions facing our potential clients throughout the period since our inception. Through April 30, 2011, our total revenues amounted to $12,419. We face a high risk of business failure.

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

Item 4.  Mine Safety Disclosures

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

May 28, 2013