Form 10-Q
period 2011-07-31
AMERICAN BUSINESS CHANGE AGENTS, INC.
filed 2013-05-30
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

American Business Change Agents, Inc.

FORM 10-Q

JULY 31, 2011

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF JULY 31, 2011 AND JANUARY 31, 2011

(Unaudited)

ASSETS	July 31, 2011	January 31, 2011
Current Assets
Cash	$9	$17

TOTAL ASSETS	$9	$17

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$9,330	$58,806
Convertible note payable	38,000	-
Loan payable	7,220	7,220
Loan payable to Company President	596	-

TOTAL LIABILITIES	55,146	66,026

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 74,000,000 shares authorized; 10,200,000 and 9,000,000 shares issued and outstanding	10,200	9,000
Paid-in Capital	10,800	-
Deficit accumulated during the development stage	(76,137)	(75,009)
TOTAL STOCKHOLDERS’ DEFICIT	(55,137)	(66,009)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9	$17

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2011 AND 2010 AND THE PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO JULY 31, 2011

(UNAUDITED)

	Three Months Ended July 31, 2011	Three Months Ended July 31, 2010	Period from January 12, 2009 (Inception) to July 31, 2011

REVENUES	$705	$600	$13,124

EXPENSES
Operating (principally professional fees)	339	450	63,718
Compensation	957	600	24,580
Interest	262	50	963
TOTAL OPERATING EXPENSES	1,558	1,100	89,261

LOSS FROM OPERATIONS	(853)	(500)	(76,137)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(853)	$(500)	$(76,137)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,200,000	9,000,000

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JULY 31, 2011 AND 2010 AND THE PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO JULY 31, 2011

(UNAUDITED)

	Six Months Ended July 31, 2011	Six Months Ended July 31, 2010	Period from January 12, 2009 (Inception) to July 31, 2011

REVENUES	$765	$1,283	$13,124

EXPENSES
Operating (principally professional fees)	368	900	63,718
Compensation	1,001	1,283	24,580
Interest	524	100	963
TOTAL OPERATING EXPENSES	1,893	1,100	89,261

LOSS FROM OPERATIONS	(1,128)	(1,000)	(76,137)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(1,128)	$(1,000)	$(76,137)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,200,000	9,000,000

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 31, 2011 AND 2010 AND THE PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO JULY 31, 2011

(UNAUDITED)

	Six Months Ended July 31, 2011	Six Months Ended July 31, 2010	Period from January 12, 2009 (Inception) to July 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,128)	$(1,000)	$(76,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for compensation	-	-	9,000
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	524	1,000	59,330
Net Cash Used in Operating Activities	(604)	-	(7,807)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	-	7,220
Proceeds from loan payable to Company President	596	-	596
NET CASH PROVIDED BY FINANCING ACTIVITIES	596	-	7,816

NET CHANGE IN CASH	(8)	-	9

Cash, beginning of period	17	-	-
Cash, end of period	$9	$-	$9

SUPPLEMENTARY CASH FLOW INFORMATION:
Issuance of shares to settle accrued expenses	$12,800	$-	$12,800
Issuance of convertible note to settle accrued expenses	$38,000	$-	$38,000
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2011

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

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding at July 31, 2011 or 2010.  Issuable common stock relating to the convertible note is not included in the calculation of basic or diluted weighted average number of common shares outstanding because including these shares would be antidilutive.

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

NOTE 3 – GOING CONCERN

The Company was formed in January 2009. It has negative working capital of $55,137 and a net stockholders’ deficit of $55,137 at July 31, 2011 and has not generated significant levels of revenue. While the Company is attempting to expand operations and produce revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by seeking funds from private investors known to its President after consistent revenue generation has commenced. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. There are no assurances that the Company will complete the engagements successfully or that these engagements will be extended. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that its business plan will succeed.

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

NOTE 5– LOANS PAYABLE

The Company has a loan payable of $7,220 due to an unrelated party. The loan bears interest at 4% per annum and is payable on demand.

The Company has a loan payable to its President with a principal balance of $596. The loan in noninterest-bearing and is payable on demand.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of July 31, 2011 through May 24, 2013, the date when the financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

For the six months ended July 31, 2011 and 2010, our operations were as follows:

	2011	2010
REVENUES	$765	$1,283

EXPENSES
Operating	368	900
Compensation	1,001	1,283
Interest	524	100
TOTAL OPERATING EXPENSES	1,893	1,100

LOSS FROM OPERATIONS	(1,128)	(1,000)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,128)	$(1,000)

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

ABCA has a loan payable to its President with a principal balance of $596. The loan in noninterest-bearing and is payable on demand. There is no commitment on the part of our President to provide additional funds to us if needed.

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

There are no other significant liabilities outside of standard vendor obligations outstanding at July 31, 2011.

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

We were formed in January 2009. All of our efforts to date have related to developing our business plan and beginning business activities. These efforts have been hampered as a result of the economic conditions facing our potential clients throughout the period since our inception. Through July 31, 2011, our total revenues amounted to $13,124. We face a high risk of business failure.

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