Form 10-Q
period 2011-10-31
AMERICAN BUSINESS CHANGE AGENTS, INC.
filed 2013-05-30
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

American Business Change Agents, Inc.

FORM 10-Q

OCTOBER 31, 2011

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF OCTOBER 31, 2011 AND JANUARY 31, 2011

(Unaudited)

ASSETS	October 31, 2011	January 31, 2011
Current Assets
Cash	$13	$17

TOTAL ASSETS	$13	$17

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$9,592	$58,806
Convertible note payable	38,000	-
Loan payable	7,220	7,220
Loan payable to Company President	826	-

TOTAL LIABILITIES	55,638	66,026

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 74,000,000 shares authorized; 10,200,000 and 9,000,000 shares issued and outstanding	10,200	9,000
Paid-in Capital	10,800	-
Deficit accumulated during the development stage	(76,625)	(75,009)
TOTAL STOCKHOLDERS’ DEFICIT	(55,625)	(66,009)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13	$17

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2011 AND 2010 AND THE PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO OCTOBER 31, 2011

(UNAUDITED)

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010	Period from January 12, 2009 (Inception) to October 31, 2011

REVENUES	$-	$376	$13,124

EXPENSES
Operating (principally professional fees)	46	450	63,764
Compensation	180	376	24,760
Interest	262	50	1,225
TOTAL OPERATING EXPENSES	488	876	89,749

LOSS FROM OPERATIONS	(488)	(500)	(76,625)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(488)	$(500)	$(76,625)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,200,000	9,000,000

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010 AND THE PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO OCTOBER 31, 2011

(UNAUDITED)

	Nine Months Ended October 31, 2011	Nine Months Ended October 31, 2010	Period from January 12, 2009 (Inception) to October 31, 2011

REVENUES	$765	$1,659	$13,124

EXPENSES
Operating (principally professional fees)	414	1,350	63,764
Compensation	1,181	1,659	24,760
Interest	786	150	1,225
TOTAL OPERATING EXPENSES	2,381	3,159	89,749

LOSS FROM OPERATIONS	(1,616)	(1,500)	(76,625)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(1,616)	$(1,500)	$(76,625)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,200,000	9,000,000

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 31, 2011 AND 2010 AND THE PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO OCTOBER 31, 2011

(UNAUDITED)

	Nine Months Ended October 31, 2011	Nine Months Ended October 31, 2010	Period from January 12, 2009 (Inception) to October 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,616)	$(1,500)	$(76,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for compensation	-	-	9,000
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	786	1,500	59,592
Net Cash Used in Operating Activities	(830)	-	(8,033)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	-	7,220
Proceeds from loan payable to Company President	826	-	826
NET CASH PROVIDED BY FINANCING ACTIVITIES	826	-	8,046

NET CHANGE IN CASH	(4)	-	13

Cash, beginning of period	17	-	-
Cash, end of period	$13	$-	$13

SUPPLEMENTARY CASH FLOW INFORMATION:
Issuance of shares to settle accrued expenses	$12,800	$-	$12,800
Issuance of convertible note to settle accrued expenses	$38,000	$-	$38,000
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2011

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

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding at October 31, 2011 or 2010.  Issuable common stock relating to the convertible note is not included in the calculation of basic or diluted weighted average number of common shares outstanding because including these shares would be antidilutive.

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

NOTE 3 – GOING CONCERN

The Company was formed in January 2009. It has negative working capital of $55,625 and a net stockholders’ deficit of $55,625 at October 31, 2011 and has not generated significant levels of revenue. While the Company is attempting to expand operations and produce revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by seeking funds from private investors known to its President after consistent revenue generation has commenced. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. There are no assurances that the Company will complete the engagements successfully or that these engagements will be extended. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that its business plan will succeed.

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

The Company has a loan payable to its President with a principal balance of $826. The loan in noninterest-bearing and is payable on demand.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of October 31, 2011 through May 24, 2013, the date when the financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

For the Nine months ended October 31, 2011 and 2010, our operations were as follows:

	2011	2010
REVENUES	$765	$1,659

EXPENSES
Operating	414	1,350
Compensation	1,181	1,659
Interest	786	150
TOTAL OPERATING EXPENSES	2,381	3,159

LOSS FROM OPERATIONS	(1,616)	(1,500)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,616)	$(1,500)

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

ABCA has a loan payable to its President with a principal balance of $1,364. The loan in noninterest-bearing and is payable on demand. There is no commitment on the part of our President to provide additional funds to us if needed.

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

There are no other significant liabilities outside of standard vendor obligations outstanding at October 31, 2011.

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

We were formed in January 2009. All of our efforts to date have related to developing our business plan and beginning business activities. These efforts have been hampered as a result of the economic conditions facing our potential clients throughout the period since our inception. Through October 31, 2011, our total revenues amounted to $13,124. We face a high risk of business failure.

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