Form 10-K
period 2012-01-31
AMERICAN BUSINESS CHANGE AGENTS, INC.
filed 2013-05-30
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes      . No  X .

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

ABCA has virtually no financial resources. We have negative working capital and a net stockholder’s deficit at January 31, 2012. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended January 31, 2012 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

We were formed in January 2009. All of our efforts to date have related to developing our business plan and beginning business activities. These efforts have been hampered as a result of the economic conditions facing our potential clients throughout the period since our inception. Through January 31, 2012, our total revenues amounted to $13,829. We face a high risk of business failure.

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

For the fiscal years ended January 31, 2012 and 2011, our operations were as follows:

	Year Ended January 31, 2012	Year Ended January 31, 2011

REVENUES	$1,470	$4,259

EXPENSES
Operating (principally professional fees)	414	53,850
Compensation	2,434	4,259
Interest	1,048	222
TOTAL OPERATING EXPENSES	3,896	58,331

LOSS FROM OPERATIONS	(2,426)	(54,072)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(2,426)	$(54,072)

The revenue was earned from a very limited number of unrelated clients. There is no way to predict the likelihood that revenues will increase significantly in future periods.

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

There are no other significant liabilities outside of standard vendor obligations outstanding at January 31, 2012.

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

Item 8.

FINANCIAL STATEMENTS

Our financial statements as of January 31, 2012 and 2011 and the fiscal years then ended start on page 32.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

Item 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (the same person), has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company’s periodic SEC filings. In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Our internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. After conducting the assessment, management determined that, as of January 31, 2012, the Company’s internal control over financial reporting is effective, based on those criteria.

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

Item 9B

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

ITEM 11 - EXECUTIVE COMPENSATION

The following table shows, for the fiscal years ended January 31, 2012 and 2011, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

Name and Principal Position	Period	Salary	Bonus	Option Awards	Total
Edward A. Sundberg	2012	$ 2,434	-	-	$ 2,434
CEO	2011	$ 4,259	-	-	$ 4,259

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

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided in connection with statutory and regulatory filings. Fees incurred are approximately $_750 for each quarterly review associated with our Form 10-Q filings and $2,500 for the annual audit of the Company’s financial statements included as part of our Form 10-K filing.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2012 and 2011.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended January 31, 2012.

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

Date:  May 28, 2013

AMERICAN BUSINESS CHANGE AGENTS, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

American Business Change Agents, Inc.

Roswell, Georgia

We have audited the accompanying balance sheets of American Business Change Agents, Inc. as of January 31, 2012 and 2011, and the related statements of operations, stockholder’s deficit, and cash flows for the fiscal years then ended and the period from January 12, 2009 (date of inception) to January 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Business Change Agents, Inc., as of January 31, 2012 and 2011 and the results of its operations and cash flows for the fiscal years then ended and the period from January 12, 2009 (date of inception) to January 31, 2012 in conformity with accounting principles generally accepted in the United States.

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

L.L. Bradford & Company

/s/ L.L. Bradford & Company

Houston, Texas

May 24, 2013

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF JANUARY 31, 2012 AND 2011

ASSETS	2012	2011
Current Assets
Cash	$3	$17

TOTAL ASSETS	$3	$17

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$9,854	$58,806
Convertible note payable	38,000	-
Loan payable	7,220	7,220
Loan payable to Company President	1,364	-

TOTAL LIABILITIES	56,438	66,026

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 74,000,000 shares authorized; 10,200,000 and 9,000,000 shares issued and outstanding	10,200	9,000
Paid-in Capital	10,800	-
Deficit accumulated during the development stage	(77,435)	(75,009)
TOTAL STOCKHOLDERS’ DEFICIT	(56,435)	(66,009)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3	$17

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31, 2012 AND 2011 AND THE

PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO JANUARY 31, 2012

	Year Ended January 31, 2012	Year Ended January 31, 2011	Period from January 12, 2009 (Inception) to January 31, 2012

REVENUES	$1,470	$4,259	$13,829

EXPENSES
Operating (principally professional fees)	414	53,850	63,764
Compensation	2,434	4,259	26,013
Interest	1,048	222	1,487
TOTAL OPERATING EXPENSES	3,896	58,331	91,264

LOSS FROM OPERATIONS	(2,426)	(54,072)	(77,435)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(2,426)	$(54,072)	$(77,435)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,200,000	9,000,000

See accompanying notes to the financial statement

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDER’S DEFICIT

PERIOD FROM FEBRUARY 1, 2009 TO JANUARY 31, 2012

	Common Stock		Additional paid in	Deficit Accumulated During the Development
	Shares	Amount	capital	Stage	Total

Balance, January 31, 2009	9,000,000	$9,000	$-	$(14,000)	$(5,000)

Net loss for the year ended January 31, 2010	-	-	-	(6,937)	(6,937)

Balance, January 31, 2010	9,000,000	9,000	-	(20,937)	(11,937)

Net loss for the year ended January 31, 2011	-	-	-	(54,072)	(54,072)

Balance, January 31, 2011	9,000,000	9,000	-	(75,009)	(66,009)

Sale of shares to satisfy accrued expenses	1,200,000	1,200	10,800	-	12,000

Net loss for the year ended January 31, 2012	-	-	-	(2,426)	(2,426)

Balance, January 31, 2012	10,200,000	$10,200	$10,800	$(77,435)	$(56,435)

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

 FOR THE YEARS ENDED JANUARY 31, 2012 AND 2011 AND THE

PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO JANUARY 31, 2012

	Year Ended January 31, 2012	Year Ended January 31, 2011	Period from January 12, 2009 (Inception) to January 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,426)	$(54,072)	$(77,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for compensation	-	-	9,000
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	1,048	54,089	59,854
Net Cash Used in Operating Activities	(1,378)	17	(8,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	-	7,220
Proceeds from loan payable to Company President	1,364	-	1,364
Net Cash Provided By Financing Activities	1,364	-	8,584

NET CHANGE IN CASH	(14)	17	3

Cash, beginning of period	17	-	-
Cash, end of period	$3	$17	$3

SUPPLEMENTARY CASH FLOW INFORMATION:
Issuance of shares to settle accrued expenses	$12,800	$-	$12,800
Issuance of convertible note to settle accrued expenses	$38,000	$-	$38,000
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2012

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

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less an amount for estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered, (iii) the sales price for the services is fixed or determinable, and (iv) collectability is reasonably assured.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of January 31, 2012 or 2011. There are no shares included in the earnings per share calculation related to the Company's convertible note outstanding because the Company’s average stock price did not exceed the conversion price and, accordingly, there is no conversion spread.

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

NOTE 3 – GOING CONCERN

The Company was formed in January 2009. It has negative working capital of $56,435 and a net stockholders’ deficit of $56,435 at January 31, 2012. It generated total revenue of $1,470 during the fiscal year ended January 31, 2012, substantially all of which came from two unrelated clients, and has no sources of financing. While the Company is attempting to expand operations and produce revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by seeking funds from private investors known to its President after consistent revenue generation has commenced. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. There are no assurances that the Company will complete the engagements successfully or that these engagements will be extended. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that its business plan will succeed.

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

There were 9,000,000 shares of common stock issued and outstanding as of January 31, 2011. No shares of preferred stock have been issued.

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

NOTE 6 – INCOME TAXES

As of January 31, 2012, the Company had net operating loss carry forwards of approximately $77,435 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Because of the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in Company ownership occur in the future, net operating loss carry forwards may be limited as to their use in future years.

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

NOTE 8 – SIGNIFICANT CUSTOMER

Substantially all revenue during the fiscal year ended January 31, 2012 was earned from two clients. All but $200 of the revenue earned during the year ended January 31, 2011 was earned from a single customer.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of January 31, 2012 through May 24, 2013, the date when the financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.