Form 10-Q
period 2012-04-30
AMERICAN BUSINESS CHANGE AGENTS, INC.
filed 2013-05-30
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

American Business Change Agents, Inc.

FORM 10-Q

April 30, 2011

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF APRIL 30, 2012 AND JANUARY 31, 2012

(Unaudited)

ASSETS	April 30, 2012	January 31, 2012
Current Assets
Cash	$439	$3

TOTAL ASSETS	$439	$3

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$10,116	$9,854
Convertible note payable	38,000	38,000
Loan payable	7,220	7,220
Loan payable to Company President	1,934	1,364

TOTAL LIABILITIES	57,270	56,438

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 74,000,000 shares authorized; 10,200,000 shares issued and outstanding	10,200	10,200
Paid-in Capital	10,800	10,800
Deficit accumulated during the development stage	(77,831)	(77,435)
TOTAL STOCKHOLDERS’ DEFICIT	(56,831)	(56,435)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$439	$3

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 30, 2012 AND 2011 AND THE PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO APRIL 30, 2012

(UNAUDITED)

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	Period from January 12, 2009 (Inception) to April 30, 2012

REVENUES	$8,192	$60	$22,021

EXPENSES
Operating (principally professional fees)	259	29	64,023
Compensation	8,067	44	34,080
Interest	262	262	1,749
TOTAL OPERATING EXPENSES	8,588	335	99,852

LOSS FROM OPERATIONS	(396)	(275)	(77,831)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(396)	$(275)	$(77,831)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,200,000	10,200,000

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 30, 2012 AND 2011 AND THE PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO APRIL 30, 2012

(UNAUDITED)

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	Period from January 12, 2009 (Inception) to April 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(396)	$(275)	$(77,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for compensation	-	-	9,000
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	262	262	60,116
Net Cash Used in Operating Activities	(134)	(13)	(8,715)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	-	7,220
Proceeds from loan payable to Company President	570	-	1,934
Net Cash Provided By Financing Activities	570	-	9,154

NET CHANGE IN CASH	436	(13)	439

Cash, beginning of period	3	17	-
Cash, end of period	$439	$4	$439

SUPPLEMENTARY CASH FLOW INFORMATION:
Issuance of shares to settle accrued expenses	$-	$12,800	$12,800
Issuance of convertible note to settle accrued expenses	$-	$38,000	$38,000
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2012

(UNAUDITED)

NOTE 1 – ORGANIZATION

American Business Change Agents, Inc. was incorporated under the laws of the State of Nevada on January 12, 2009.

The Company provides strategic business planning and management consulting services to small companies.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial statements

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended January 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

Basic and Diluted Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding at April 30, 2012 or 2011.  Issuable common stock relating to the convertible note is not included in the calculation of basic or diluted weighted average number of common shares outstanding because including these shares would be antidilutive.

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

NOTE 3 – GOING CONCERN

The Company was formed in January 2009. It has negative working capital of $56,831 and a net stockholders’ deficit of $56,831 at April 30, 2012 and has not generated significant levels of revenue. While the Company is attempting to expand operations and produce revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by seeking funds from private investors known to its President after consistent revenue generation has commenced. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. There are no assurances that the Company will complete the engagements successfully or that these engagements will be extended. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that its business plan will succeed.

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

The Company has a loan payable to its President with a principal balance of $1,934. The loan in noninterest-bearing and is payable on demand.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of April 30, 2012 through May 24, 2013, the date when the financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

For the three months ended April 30, 2012 and 2011, our operations were as follows:

	2012	2011
REVENUES	$8,192	$60

EXPENSES
Operating (principally professional fees)	259	29
Compensation	8,067	44
Interest	262	262
TOTAL OPERATING EXPENSES	8,588	335

LOSS FROM OPERATIONS	(396)	(275)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(396)	$(275)

Substantially all of the revenue was earned from two unrelated clients. There is no way to predict the likelihood that revenues will increase significantly in future periods.

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

ABCA has a loan payable to its President with a principal balance of $2,008. The loan in noninterest-bearing and is payable on demand. There is no commitment on the part of our President to provide additional funds to us if needed.

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

There are no other significant liabilities outside of standard vendor obligations outstanding at April 30, 2012.

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

We were formed in January 2009. All of our efforts to date have related to developing our business plan and beginning business activities. These efforts have been hampered as a result of the economic conditions facing our potential clients throughout the period since our inception. Through April 30, 2012, our total revenues amounted to $22,021. We face a high risk of business failure.

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