Form 10-Q
period 2012-07-31
AMERICAN BUSINESS CHANGE AGENTS, INC.
filed 2013-05-30
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

American Business Change Agents, Inc.

FORM 10-Q

JULY 31, 2012

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF JULY 31, 2012 AND JANUARY 31, 2012

(Unaudited)

ASSETS	July 31, 2012	January 31, 2012
Current Assets
Cash	$1	$3

TOTAL ASSETS	$1	$3

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$10,378	$9,854
Convertible note payable	38,000	38,000
Loan payable	7,220	7,220
Loan payable to Company President	2,008	1,364

TOTAL LIABILITIES	57,606	56,438

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 74,000,000 shares authorized; 10,200,000 shares issued and outstanding	10,200	10,200
Paid-in Capital	10,800	10,800
Deficit accumulated during the development stage	(78,605)	(77,435)
TOTAL STOCKHOLDERS’ DEFICIT	(57,605)	(56,435)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1	$3

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2012 AND 2011 AND THE PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO JULY 31, 2012

(UNAUDITED)

	Three Months Ended July 31, 2012	Three Months Ended July 31, 2011	Period from January 12, 2009 (Inception) to July 31, 2012

REVENUES	$132	$705	$22,153

EXPENSES
Operating (principally professional fees)	-	339	64,023
Compensation	644	957	34,724
Interest	262	262	2,011
TOTAL OPERATING EXPENSES	906	1,558	100,758

LOSS FROM OPERATIONS	(774)	(853)	(78,605)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(774)	$(853)	$(78,605)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,200,000	10,200,000

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JULY 31, 2012 AND 2011 AND THE PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO JULY 31, 2012

(UNAUDITED)

	Six Months Ended July 31, 2012	Six Months Ended July 31, 2011	Period from January 12, 2009 (Inception) to July 31, 2012

REVENUES	$8,324	$765	$22,153

EXPENSES
Operating (principally professional fees)	259	368	64,023
Compensation	8,711	1,001	34,724
Interest	524	524	2011
TOTAL OPERATING EXPENSES	9,494	1,893	100,758

LOSS FROM OPERATIONS	(1,170)	(1,128)	(78,605)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(1,170)	$(1,128)	$(78,605)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,200,000	10,200,000

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 31, 2012 AND 2011 AND THE PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO JULY 31, 2012

(UNAUDITED)

	Six Months Ended July 31, 2012	Six Months Ended July 31, 2011	Period from January 12, 2009 (Inception) to July 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,170)	$(1,128)	$(78,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for compensation	-	-	9,000
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	524	524	60,378
Net Cash Used in Operating Activities	(646)	(604)	(9,227)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	-	7,220
Proceeds from loan payable to Company President	644	596	2,008
Net Cash Provided By Financing Activities	644	596	9,228

NET CHANGE IN CASH	(2)	(8)	1

Cash, beginning of period	3	17	-
Cash, end of period	$1	$9	$1

SUPPLEMENTARY CASH FLOW INFORMATION:
Issuance of shares to settle accrued expenses	$-	$12,800	$12,800
Issuance of convertible note to settle accrued expenses	$-	$38,000	$38,000
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2012

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

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding at July 31, 2012 or 2011.  Issuable common stock relating to the convertible note is not included in the calculation of basic or diluted weighted average number of common shares outstanding because including these shares would be antidilutive.

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

NOTE 3 – GOING CONCERN

The Company was formed in January 2009. It has negative working capital of $57,605 and a net stockholders’ deficit of $57,605 at July 31, 2012 and has not generated significant levels of revenue. While the Company is attempting to expand operations and produce revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by seeking funds from private investors known to its President after consistent revenue generation has commenced. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. There are no assurances that the Company will complete the engagements successfully or that these engagements will be extended. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that its business plan will succeed.

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of July 31, 2012 through May 24, 2013, the date when the financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

For the six months ended July 31, 2012 and 2011, our operations were as follows:

	Six Months Ended July 31, 2012	Six Months Ended July 31, 2011

REVENUES	$8,324	$765

EXPENSES
Operating (principally professional fees)	259	368
Compensation	8,711	1,001
Interest	524	524
TOTAL OPERATING EXPENSES	9,494	1,893

LOSS FROM OPERATIONS	(1,170)	(1,128)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,170)	$(1,128)

Substantially all of the revenue was earned from two unrelated clients  There is no way to predict the likelihood that revenues will increase significantly in future periods.

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

There are no other significant liabilities outside of standard vendor obligations outstanding at July 31, 2012.

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

We were formed in January 2009. All of our efforts to date have related to developing our business plan and beginning business activities. These efforts have been hampered as a result of the economic conditions facing our potential clients throughout the period since our inception. Through July 31, 2012, our total revenues amounted to $22,153. We face a high risk of business failure.

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