Form 10-K
period 2013-01-31
AMERICAN BUSINESS CHANGE AGENTS, INC.
filed 2013-05-30
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

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

Our mission is to provide strategic business planning and management consulting services to small companies. Our president, Mr. Sundberg has more than 20 years of experience providing these types of services and has written a book on the subject entitled When Did I Lose My Company?.

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

ABCA has virtually no financial resources. We have negative working capital and a net stockholder’s deficit at January 31, 2013. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended January 31, 2013 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

We were formed in January 2009. All of our efforts to date have related to developing our business plan and beginning business activities. These efforts have been hampered as a result of the economic conditions facing our potential clients throughout the period since our inception. Through January 31, 2013, our total revenues amounted to $22,907. We face a high risk of business failure.

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

Item 6.

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

For the fiscal years ended January 31, 2013 and 2012, our operations were as follows:

	Year Ended January 31, 2013	Year Ended January 31, 2012

REVENUES	$9,078	$1,470

EXPENSES
Operating (principally professional fees)	601	414
Compensation	37,421	2,434
Interest	1,048	1,048
TOTAL OPERATING EXPENSES	39,070	3,896

LOSS FROM OPERATIONS	(29,992)	(2,426)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(29,992)	$(2,426)

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

ABCA has a loan payable to its President with a principal balance of $30,307. The loan in noninterest-bearing and is payable on demand. There is no commitment on the part of our President to provide additional funds to us if needed.

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

There are no other significant liabilities outside of standard vendor obligations outstanding at January 31, 2013.

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

Item 8.

FINANCIAL STATEMENTS

Our financial statements as of January 31, 2013 and 2012 and the fiscal years then ended start on page 32.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

Item 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (the same person), has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company’s periodic SEC filings. In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Our internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. After conducting the assessment, management determined that, as of January 31, 2013, the Company’s internal control over financial reporting is effective, based on those criteria.

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

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards	Total
Edward A. Sundberg	2013	$ 37,421	-	-	$ 37,421
CEO	2012	$ 2,434	-	-	$ 2,434

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

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2013 and 2012.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended January 31, 2013.

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

Date:  May 28, 2013

AMERICAN BUSINESS CHANGE AGENTS, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

American Business Change Agents, Inc.

Roswell, Georgia

We have audited the accompanying balance sheets of American Business Change Agents, Inc. as of January 31, 2013 and 2012, and the related statements of operations, stockholder’s deficit, and cash flows for the fiscal years then ended and the period from January 12, 2009 (date of inception) to January 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Business Change Agents, Inc., as of January 31, 2013 and 2012 and the results of its operations and cash flows for the fiscal years then ended and the period from January 12, 2009 (date of inception) to January 31, 2013 in conformity with accounting principles generally accepted in the United States.

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

L.L. Bradford & Company

/s/ L.L. Bradford & Company

Houston, Texas

May 24, 2013

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF JANUARY 31, 2013 AND 2012

ASSETS	2013	2012
Current Assets
Cash	$2	$3

TOTAL ASSETS	$2	$3

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$10,902	$9,854
Convertible note payable	38,000	38,000
Loan payable	7,220	7,220
Loan payable to Company President	30,307	1,364

TOTAL LIABILITIES	86,429	56,438

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 74,000,000 shares authorized; 10,200,000 shares issued and outstanding	10,200	10,200
Paid-in Capital	10,800	10,800
Deficit accumulated during the development stage	(107,427)	(77,435)
TOTAL STOCKHOLDERS’ DEFICIT	(86,427)	(56,435)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2	$3

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31, 201 AND 2012 AND THE

PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO JANUARY 31, 2013

	Year Ended January 31, 2013	Year Ended January 31, 2012	Period from January 12, 2009 (Inception) to January 31, 2013

REVENUES	$9,078	$1,470	$22,907

EXPENSES
Operating (principally professional fees)	601	414	64,365
Compensation	37,421	2,434	63,434
Interest	1,048	1,048	2,535
TOTAL OPERATING EXPENSES	39,070	3,896	130,334

LOSS FROM OPERATIONS	(29,992)	(2,426)	(107,427)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(29,992)	$(2,426)	$(107,427)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,200,000	10,200,000

See accompanying notes to the financial statement

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDER’S DEFICIT

PERIOD FROM FEBRUARY 1, 2009 TO JANUARY 31, 2013

	Common Stock		Additional paid in	Deficit Accumulated During the Development
	Shares	Amount	capital	Stage	Total

Balance, January 31, 2009	9,000,000	$9,000	$-	$(14,000)	$(5,000)

Net loss for the year ended January 31, 2010	-	-	-	(6,937)	(6,937)

Balance, January 31, 2010	9,000,000	9,000	-	(20,937)	(11,937)

Net loss for the year ended January 31, 2011	-	-	-	(54,072)	(54,072)

Balance, January 31, 2011	9,000,000	9,000	-	(75,009)	(66,009)

Sale of shares to satisfy accrued expenses	1,200,000	1,200	10,800	-	12,000

Net loss for the year ended January 31, 2012	-	-	-	(2,426)	(2,426)

Balance, January 31, 2012	10,200,000	10,200	10,800	(77,435)	(56,435)

Net loss for the year ended January 31, 2013	-	-	-	(29,992)	(29,992)

Balance, January 31, 2013	10,200,000	$10,200	$10,800	$(107,427)	$(86,427)

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

 FOR THE YEARS ENDED JANUARY 31, 2013 AND 2012 AND THE

PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO JANUARY 31, 2013

	Year Ended January 31, 2013	Year Ended January 31, 2012	Period from January 12, 2009 (Inception) to January 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(29,992)	$(2,426)	$(107,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for compensation	-	-	9,000
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	1,048	1,048	60,902
Net Cash Used in Operating Activities	(28,944)	(1,378)	(37,525)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	-	7,220
Proceeds from loan payable to Company President	28,943	1,364	30,307
Net Cash Provided By Financing Activities	28,943	1,364	37,527

NET CHANGE IN CASH	(1)	(14)	2

Cash, beginning of period	3	17	-
Cash, end of period	$2	$3	$2

SUPPLEMENTARY CASH FLOW INFORMATION:
Issuance of shares to settle accrued expenses	$-	$12,800	$12,800
Issuance of convertible note to settle accrued expenses	$-	$38,000	$38,000
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2013

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at January 31, 2013 and 2012.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of January 31, 2013 or 2012. There are no shares included in the earnings per share calculation related to the Company's convertible note outstanding because the Company’s average stock price did not exceed the conversion price and, accordingly, there is no conversion spread.

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

NOTE 3 – GOING CONCERN

The Company was formed in January 2009. It has negative working capital and a net stockholders’ deficit of $86,427 at January 31, 2013. It has generated total revenue of $9,078 during the fiscal year ended January 31, 2013 and has no sources of financing. While the Company is attempting to expand operations and produce revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by seeking funds from private investors known to its President after consistent revenue generation has commenced. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. There are no assurances that the Company will complete the engagements successfully or that these engagements will be extended. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that its business plan will succeed.

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

The Company has a loan payable to its President with a principal balance of $30,307. The loan in noninterest-bearing and is payable on demand.

NOTE 5 – STOCKHOLDER’S DEFICIT

The Company is authorized to issue 74,000,000 shares of common stock and 1,000,000 shares of preferred stock.

There were 9,000,000 shares of common stock issued at incorporation.

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

After the 1,200,000 shares were issued, there were 10,200,000 common shares outstanding. No shares of preferred stock have been issued.

NOTE 6 – INCOME TAXES

As of January 31, 2013, the Company had net operating loss carry forwards of approximately $107,427 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

NOTE 8 – SIGNIFICANT CUSTOMER

All revenue during the fiscal year ended January 31, 2013 was earned from three clients. Substantially all revenue during the fiscal year ended January 31, 2012 was earned from two clients.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of January 31, 2013 through May 24, 2013, the date when the financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.