Form 10-Q/A
period 2013-04-30
AMERICAN BUSINESS CHANGE AGENTS, INC.
filed 2013-09-16
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/AMENDMENT 1

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,200,000 shares of Common Stock, as of September 13, 2013.

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

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 30, 2013 AND 2012 AND THE PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO APRIL 30, 2013

(UNAUDITED)

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	Period from January 12, 2009 (Inception) to April 30, 2013

REVENUES	$-	$8,192	$22,907

EXPENSES
Operating (principally professional fees)	6,500	259	70,865
Compensation	-	8,067	63,434

TOTAL OPERATING EXPENSES	6,500	8,326	134,299

LOSS FROM OPERATIONS	(6,500)	(134)	(111,392)

Interest	262	262	2,797

NET LOSS	$(6,762)	$(396)	$(114,189)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,200,000	10,200,000

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of April 30, 2013 through September 13, 2013, the date when the financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

For the three months ended April 30, 2013 and 2012, our operations were as follows:

	2013	2012
REVENUES	$-	$8,192

EXPENSES
Operating (principally professional fees)	6,500	259
Compensation	-	8,067

TOTAL OPERATING EXPENSES	6,500	8,326

LOSS FROM OPERATIONS	(6,500)	(134)

Interest	262	262

NET LOSS	$(6,762)	$(396)

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

September 13, 2013