Form 10-Q
period 2013-10-31
AMERICAN BUSINESS CHANGE AGENTS, INC.
filed 2013-12-16
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,200,000 shares of Common Stock, as of December 16, 2013.

American Business Change Agents, Inc.

FORM 10-Q

OCTOBER 31, 2013

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF OCTOBER 31, 2013 AND JANUARY 31, 2013

(Unaudited)

ASSETS	October 31, 2013	January 31, 2013
Current Assets
Cash	$2	$2

TOTAL ASSETS	$2	$2

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$18,688	$10,902
Convertible note payable	38,000	38,000
Loan payable	7,220	7,220
Loan payable to Company President	30,307	30,307

TOTAL LIABILITIES	94,215	86,429

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 74,000,000 shares authorized; 10,200,000 shares issued and outstanding	10,200	10,200
Paid-in Capital	10,800	10,800
Deficit accumulated during the development stage	(115,213)	(107,427)
TOTAL STOCKHOLDERS’ DEFICIT	(94,213)	(86,427)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2	$2

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 AND 2012 AND THE PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO OCTOBER 31, 2013

(UNAUDITED)

	Three Months Ended October 31, 2013	Three Months Ended October 31, 2012	Period from January 12, 2009 (Inception) to October 31, 2013

REVENUES	$-	$192	$22,907

EXPENSES
Operating (principally professional fees)	500	182	71,365
Compensation	-	558	63,434
TOTAL OPERATING EXPENSES	500	740	134,799

LOSS FROM OPERATIONS	(500)	(548)	(111,892)

OTHER - Interest	262	262	3,321

NET LOSS	$(762)	$(810)	$(115,213)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,200,000	10,200,000

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2013 AND 2012 AND THE PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO OCTOBER 31, 2013

(UNAUDITED)

	Nine Months Ended October 31, 2013	Nine Months Ended October 31, 2012	Period from January 12, 2009 (Inception) to October 31, 2013

REVENUES	$-	$8,516	$22,907

EXPENSES
Operating (principally professional fees)	7,000	441	71,365
Compensation	-	9,269	63,434
TOTAL OPERATING EXPENSES	7,000	9,710	134,799

LOSS FROM OPERATIONS	(7,000)	(1,194)	(111,892)

OTHER - Interest	786	786	3,321

NET LOSS	$(7,786)	$(1,980)	$(115,213)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,200,000	10,200,000

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2013 AND 2012 AND THE PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO OCTOBER 31, 2013

(UNAUDITED)

	Nine Months Ended October 31, 2013	Nine Months Ended October 31, 2012	Period from January 12, 2009 (Inception) to October 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,786)	$(1,980)	$(115,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for compensation	-	-	9,000
Changes in assets and liabilities:
Increase in accrued expenses	7,786	786	68,688
Net Cash Used in Operating Activities	-	(1,194)	(37,525)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	-	7,220
Proceeds from loan payable to Company President	-	1,364	30,307
Net Cash Provided By Financing Activities	-	1,364	37,527

NET CHANGE IN CASH	-	170	2

Cash, beginning of period	2	3	-
Cash, end of period	$2	$173	$2

SUPPLEMENTARY CASH FLOW INFORMATION:
Issuance of shares to settle accrued expenses	$-	$-	$12,800
Issuance of convertible note to settle accrued expenses	$-	$-	$38,000
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the financial statements.

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

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

Basic and Diluted Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding at October 31, 2013 or 2012.  Issuable common stock relating to the convertible note is not included in the calculation of basic or diluted weighted average number of common shares outstanding because including these shares would be antidilutive.

NOTE 3 – GOING CONCERN

The Company was formed in January 2009. It has negative working capital and a net stockholders’ deficit at October 31, 2013 and has not generated significant levels of revenue. While the Company is attempting to expand operations and produce revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by seeking funds from private investors known to its President after consistent revenue generation has commenced. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. There are no assurances that the Company will complete the engagements successfully or that these engagements will be extended. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that its business plan will succeed.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of November 1, 2013 through December 16, 2013, the date when the financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded except the discussions underway that are described in Note 1.

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

For the nine months ended October 31, 2013 and 2012, our operations were as follows:

	Nine Months Ended October 31, 2013	Nine Months Ended October 31, 2012

REVENUES	$-	$8,516

EXPENSES
Operating (principally professional fees)	7,000	441
Compensation	-	9,269
TOTAL OPERATING EXPENSES	7,000	9,710

LOSS FROM OPERATIONS	(7,000)	(1,194)

OTHER - Interest	786	786

NET LOSS	$(7,786)	$(1,980)

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

There are no other significant liabilities outside of standard vendor obligations outstanding at October 31, 2013.

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

We were formed in January 2009. All of our efforts to date have related to developing our business plan and beginning business activities. These efforts have been hampered as a result of the economic conditions facing our potential clients throughout the period since our inception. Through October 31, 2013, our total revenues amounted to $22,907. We face a high risk of business failure.

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

None

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

December 16, 2013