Form 10-K
period 2014-01-31
3D MAKERJET, INC.
filed 2014-06-03
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

      .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-157783

3D MakerJet, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-4083754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4303 Vineland Rd. F2, Orlando, Florida   32011

(Address of principal executive offices)   (Zip Code)

Registrant’s telephone number: (407) 930-0807

Securities registered under Section 12(b) of the Exchange Act

Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  X . No      .

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 10,200,000 as of May 19, 2014

PART IV

Item 15.	Exhibits, Financial Statement Schedules	13

PART I

Item 1. Business

We were incorporated on January 12, 2009. We have not generated significant revenues from our planned principal operations. However, we cannot take advantage of being an emerging growth company under the JOBS Act because we had gone public prior to December 8, 2011.

Our mission at inception was to provide strategic business planning and management consulting services to small companies. In March 2014, our former President, Edward A. Sundberg, together with our other shareholders sold their shares of our common stock. At that time, Edward A. Sundberg and Lindsay Chisholm resigned their positions as officers and directors. Our principal shareholder is now Market Milestones, Inc., a Nevada corporation, which holds 88.2% of our outstanding shares of common stock. Taylor L. Touchette is president of Market Milestones, Inc. The address of Market Milestones, Inc. is P.O. Box 4470, Lake Tahoe (Stateline), NV 89449-4470.

As part of the agreement relating to the sale of shares and change of ownership, the holders of loans or notes payable issued by us indicating that aggregate amounts of $75,527 due under the notes by us have been forgiven.

At April 22, 2014, we had one employee, our new president, John Crippen. He will devote fulltime to us going forward. We intend to develop a business focused on 3D printers, scanners and ancillary equipment. We plan to take active steps in the next twelve months to develop this line of business.

As a result of our change in business direction, on May 5, 2014, our board of directors and a majority of our shareholders approved an amendment to our Articles of Incorporation for the purpose of changing our name to “3D MakerJet, Inc.” and increasing our total authorized capital stock from 75,000,000 shares to 310,000,000 shares, consisting of 300,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

Item 2. Properties

We lease space for our corporate offices at 4303 Vineland Rd. F2, Orlando, Florida 32011. Rent is payable monthly in advance at a rate of $ 2,134.85 per month. We will start paying for rent in June 2014.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is presently no public market for our common stock. We intend to enlist a market maker to enable us to quote on the OTCBB, but we can provide no assurance that a public market will materialize.

Holders of Our Common Stock

As of May 15, 2014, we had 10,200,000 shares of our common stock issued and outstanding, held by four (4) shareholders of record, with others holding shares in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.

we would not be able to pay our debts as they become due in the usual course of business, or;

2.

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Results of Operations for the years ended January 31, 2014 and 2013

Revenues

We have generated limited revenue since our inception. We are a development stage company and there is no guarantee that we will be able to execute on our business. We have incurred losses since our inception.

Operating Expenses

Operating expenses decreased to $8,050 for the year ended January 31, 2014 from $39,070 for the year ended January 31, 2013. Our operating expenses for the year ended January 31, 2014 consisted of professional fees in the amount of $7,002, and interest of $1,048. In comparison, our operating expenses for the year ended January 31, 2013 consisted of professional fees in the amount of $601, officer compensation of $37,421 and interest of $1,048.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our 3D printer related activities and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Net Loss

We incurred a net loss of $8,050 for the year ended January 31, 2014, compared to a net loss of $29,992 for the year ended January 31, 2013. We incurred a cumulative net loss of $115,447 for the period from inception (January 6, 2009) to January 31, 2014.

Liquidity and Capital Resources

As of January 31, 2014, we had no total current assets. We had current liabilities of $94,477 as of January 31, 2014. Accordingly, we had a working capital deficit of $94,477 as of January 31, 2014.

Operating activities used $2 in cash for the year ended January 31, 2014, as compared with $28,944 used for the year ended January 31, 2013. Our negative operating cash flow for January 31, 2014 was mainly a result of our net loss for the period offset by an increase in accrued expenses.

Financing activities for the year ended January 31, 2014 generated $0 in cash, as compared with cash flows provided by financing activities of $28,943 for the year ended January 31, 2013.

As part of the agreement relating to the sale of shares and change of ownership in March of 2014, the holders of loans or notes payable issued by us indicating that aggregate amounts of $75,527 due under the notes by us have been forgiven. There are no other significant liabilities outside of standard vendor obligations outstanding at January 31, 2014.

The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We were formed in January 2009. We have negative working capital and a net stockholders’ deficit of $94,477 at January 31, 2014 and have no sources of financing. While we are attempting to expand operations and produce revenues, our cash position may not be significant enough to support our daily operations. Management will seek funds from outside business contacts as needed. There can be no assurances to that our business plan will succeed.

Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Off Balance Sheet Arrangements

As of January 31, 2014, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms
F-2	Balance Sheets as of January 31, 2014 and 2013
F-3	Statements of Operations for the years ended January 31, 2014 and January 31, 2013, and the period from inception (January 12, 2009) to January 31, 2014
F-4	Statement of Stockholders’ (Deficiency) Equity for period from inception (January 12, 2009) to January 31, 2014
F-5	Statements of Cash Flows for the years ended January 31, 2014 and January 31, 2013, and the period from inception (January 12, 2009) to January 31, 2014
F-6	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

3D MakerJet, Inc. (formerly American Business Change Agents, Inc.)

We have audited the accompanying balance sheets of 3D MakerJet, Inc. (formerly American Business Change Agents, Inc.). as of January 31, 2014 and 2013, and the related statements of operations, stockholder’s deficit, and cash flows for the fiscal years then ended and the period from January 12, 2009 (date of inception) to January 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Business Change Agents, Inc., as of January 31, 2014 and 2013 and the results of its operations and cash flows for the fiscal years then ended and the period from January 12, 2009 (date of inception) to January 31, 2014 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that 3D MakerJet, Inc. (formerly American Business Change Agents, Inc.) will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

L.L. Bradford & Company

/s/ L.L. Bradford & Company

Houston, Texas

May 15, 2014

3D MAKERJET, INC.

(Formerly)

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF JANUARY 31, 2014 AND 2013

ASSETS	2014	2013
Current Assets
Cash	$-	$2

TOTAL ASSETS	$-	$2

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$18,950	$10,902
Convertible note payable	38,000	38,000
Loan payable	7,220	7,220
Loan payable to Company President	30,307	30,307

TOTAL LIABILITIES	94,477	86,429

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 74,000,000 shares authorized; 10,200,000 shares issued and outstanding	10,200	10,200
Paid-in Capital	10,800	10,800
Deficit accumulated during the development stage	(115,477)	(107,427)
TOTAL STOCKHOLDERS’ DEFICIT	(94,477)	(86,427)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$2

See accompanying notes to the financial statements.

3D MAKERJET, INC.

(Formerly)

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31, 2014 AND 2013 AND THE

PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO JANUARY 31, 2014

	Year Ended January 31, 2014	Year Ended January 31, 2013	Period from January 12, 2009 (Inception) to January 31, 2014

REVENUES	$-	$9,078	$22,907

EXPENSES
Operating (principally professional fees)	7,002	601	71,367
Compensation	-	37,421	63,434
Interest	1,048	1,048	3,583
TOTAL OPERATING EXPENSES	8,050	39,070	130,384

LOSS FROM OPERATIONS	(8,050)	(29,992)	(115,477)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(8,050)	$(29,992)	$(115,477)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,200,000	10,200,000

See accompanying notes to the financial statements.

3D MAKERJET, INC.

(Formerly)

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDER’S DEFICIT

THE PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO JANUARY 31, 2014

			Additional	Deficit Accumulated During the
	Common Stock		paid in	Development
	Shares	Amount	capital	Stage	Total
Balance, January 31, 2009	9,000,000	$9,000	$-	$(14,000)	$(5,000)

Net loss for the year ended January 31, 2010	-	-	-	(6,937)	(6,937)

Balance, January 31, 2010	9,000,000	9,000	-	(20,937)	(11,937)

Net loss for the year ended January 31, 2011	-	-	-	(54,072)	(54,072)

Balance, January 31, 2011	9,000,000	9,000	-	(75,009)	(66,009)

Sale of shares to satisfy accrued expenses	1,200,000	1,200	10,800	-	12,000

Net loss for the year ended January 31, 2012	-	-	-	(2,426)	(2,426)

Balance, January 31, 2012	10,200,000	10,200	10,800	(77,435)	(56,435)

Net loss for the year ended January 31, 2013	-	-	-	(29,992)	(29,992)

Balance, January 31, 2013	10,200,000	$10,200	$10,800	$(107,427)	$(86,427)

Net loss for the year ended January 31, 2014	-	-	-	(8,050)	(8,050)

Balance, January 31, 2014	10,200,000	$10,200	$10,800	$(115,477)	$(94,477)

See accompanying notes to the financial statements.

3D MAKERJET, INC.

(Formerly)

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

 FOR THE YEARS ENDED JANUARY 31, 2014 AND 2013 AND THE

PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO JANUARY 31, 2014

	Year Ended January 31, 2014	Year Ended January 31, 2013	Period from January 12, 2009 (Inception) to January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(8,050)	$(29,992)	$(115,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for compensation		-	9,000
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	8,048	1,048	68,950
Net Cash Used in Operating Activities	(2)	(28,944)	(37,527)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	-	7,220
Proceeds from loan payable to Company President	-	28,943	30,307
Net Cash Provided By Financing Activities	-	28,943	37,527

NET CHANGE IN CASH	(2)	(1)	-

Cash, beginning of period	2	3	-
Cash, end of period	$-	$2	$-

SUPPLEMENTARY CASH FLOW INFORMATION:
Issuance of shares to settle accrued expenses	$-	$12,800	$12,800
Issuance of convertible note to settle accrued expenses	$-	$38,000	$38,000
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the financial statements.

3D MAKERJET, INC.

(Formerly)

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

3D MAKERJET, INC. (Formerly American Business Change Agents, Inc., the “Company”) was incorporated under the laws of the State of Nevada on January 12, 2009 to provide strategic business planning and management consulting services to small companies.

Recent Developments

On March 21, 2014, Edward A. Sundberg, our former officer and director, sold an aggregate of 9,000,000 shares of his common stock in our company to Market Milestones, Inc., in a private transaction. As consideration for the shares, Market Milestones, Inc. paid a total purchase price of $200,000 from its personal funds. Immediately upon the closing of the transaction, Market Milestones, Inc. became the majority shareholder of our company and beneficially owned stock representing 88% of the outstanding voting shares of our company.

As part of the agreement relating to the sale of shares and change of ownership, the holders of loans or notes payable issued by the Company indicating that aggregate amounts of $75,527 due under the notes by the Company have been forgiven.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at January 31, 2014 and 2013.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of January 31, 2014 or 2013. There are no shares included in the earnings per share calculation related to the Company's convertible note outstanding because the Company’s average stock price did not exceed the conversion price and, accordingly, there is no conversion spread.

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

NOTE 3 – GOING CONCERN

The Company was formed in January 2009. It has negative working capital and a net stockholders’ deficit of $94,477 at January 31, 2014 and has no sources of financing. While the Company is attempting to expand operations and produce revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to seek funds from outside business contacts as needed. There can be no assurances to that its business plan will succeed.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4– LOANS PAYABLE

The Company has a loan payable of $7,220 due to an unrelated party. The loan bears interest at 4% per annum and is payable on demand.

The Company has a loan payable to its President with a principal balance of $30,307. The loan is non-interest-bearing and is payable on demand.

Both loans payable were forgiven in March 2014 as part of the transaction described in Note 1.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 74,000,000 shares of common stock and 1,000,000 shares of preferred stock.

There were 9,000,000 shares of common stock issued at incorporation.

The Company incurred $50,000 of legal costs relating to the registration of shares of its common stock in a Registration Statement on Form S-1 that became effective in September 2010. This amount was included in Accrued Expenses at January 31, 2011. That obligation was satisfied in full in February 2011 when the Company (i) issued 1,200,000 registered shares of common stock and (ii) entered into a $38,000 convertible note payable with its outside counsel to satisfy the obligation. The convertible note is payable on demand, bears interest at 2% per annum, and is convertible into shares of the Company’s common stock at a price per share equal to the par value of the shares. Conversion can be in whole or in any portion of the outstanding principal balance at the option of the holder. The convertible note payable was forgiven in March 2014 as part of the transaction described in Note 1.

After the 1,200,000 shares were issued, there were 10,200,000 common shares outstanding. No shares of preferred stock have been issued.

NOTE 6– INCOME TAXES

As of January 31, 2014, the Company had net operating loss carry forwards of approximately $115,000 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Because of the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. The change in Company ownership described in Note 1 limits the use of the net operating loss carry forwards in future years.

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of January 31, 2014 through May 15, 2014, the date when the financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded other than the transaction described in Note 1 and those described below.

On May 5, 2014, our board of directors and a majority of our shareholders approved an amendment to our Articles of Incorporation for the purpose of changing our name to “3D MakerJet, Inc.” and increasing our total authorized capital stock from 75,000,000 shares to 310,000,000 shares, consisting of 300,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending January 31, 2014.

Item 9A. Controls and Procedures

(a)

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of January 31, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of January 31, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending January 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.

Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(c)

Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

(d)

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fiscal year ended January 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officer and director:

Name	Age	Principal Positions With Us
John Crippen	63	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

John Crippen. From 2009 to 2010, Mr. Crippen was a consultant at Business Planning Group in Orlando, Florida, providing assistance to companies in the areas of real estate, finance, technologies, and benefits packages. He received his Bachelor of Arts degree in Literature from NYU.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, John Crippen, at the address appearing on the first page of this annual report.

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended January 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John Crippen Chief Executive Officer, Principal Executive Officer and Director	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Edward Sundberg Former Chief Executive Officer, Principal Executive Officer and Director	2014 2013	0 37,421	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of January 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

John Crippen	-	-	-	-	-	-	-	-	-
Edward Sundberg	-	-	-	-	-	-	-	-	-

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 15, 2014, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of voting stock, except to the extent authority is shared by spouses under applicable law.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership (1)	% of Common Stock (2)

John Crippen	Common Stock	-	-

DIRECTORS AND OFFICERS – TOTAL (One Officer and Director)		-	-

5% SHAREHOLDERS

Market Milestones, Inc. 297 Kingsbury Grade, MB 4470 Stateline (Lake Tahoe), NV 89449	Common Stock	9,000,000 Shares	88%

Prestige Marketing Ltd. Kings Court, 3rd Floor Bay Street, PO Box N8166 Nassau, Bahamas	Common Stock	600,000 Shares	6%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since February 1, 2013 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have an independent director as of January 31, 2014.

Item 14. Principal Accounting Fees and Services

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided in connection with statutory and regulatory filings. Fees incurred were $6,000 and $5,000 for the years ended January 31, 2014 and 2013, respectively.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2014 and 2013.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended January 31, 2014.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3D MakerJet, Inc.

By: /s/ John Crippen

John Crippen

President, Chief Executive Officer, Principal Executive Officer,

Chief Financial Officer, Principal Financial Officer,

Principal Accounting Officer, and Director

May 22, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John Crippen

John Crippen

President, Chief Executive Officer, Principal Executive Officer,

Chief Financial Officer, Principal Financial Officer,

Principal Accounting Officer, and Director

May 22, 2014