Form 10-Q
period 2014-04-30
3D MAKERJET, INC.
filed 2014-06-23
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

      . TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

3D MAKERJET, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	333-157783	26-4083754
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification Number)

John Crippen

4303 Vineland Road, F2, Orlando, FL 32011

(Address of principal executive office)

+14079300807

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,200,000 shares of Common Stock, as of June 20, 2014.

3D MakerJet, Inc.

FORM 10-Q

April 30, 2014

3D MAKERJET, INC.

(Formerly)

AMERICAN BUSINESS CHANGE AGENTS, INC.

 (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF APRIL 30, 2014 AND JANUARY 31, 2014

(Unaudited)

ASSETS	April 30, 2014	January 31, 2014
Current Assets
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$16,024	$18,950
Convertible note payable	-	38,000
Loan payable	-	7,220
Loan payable to Company President	-	30,307

TOTAL LIABILITIES	16,024	94,477

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 10,200,000 shares issued and outstanding at April 30, 2014 and January 31, 2014	10,200	10,200
Paid-in Capital	41,107	10,800
Deficit accumulated during the development stage	(67,331)	(115,477)
TOTAL STOCKHOLDERS’ DEFICIT	(16,024)	(94,477)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

3D MAKERJET, INC.

(Formerly)

AMERICAN BUSINESS CHANGE AGENTS, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 30, 2014 AND 2013 AND THE PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO APRIL 30, 2014

(UNAUDITED)

	Three Months Ended April 30, 2014	Three Months Ended April 30, 2013	Period from January 12, 2009 (Inception) to April 30, 2014

REVENUES	$-	$-	$22,907

EXPENSES
Operating (principally professional fees)	-	6,500	71,367
Compensation	-	-	63,434

TOTAL OPERATING EXPENSES	-	6,500	134,801

LOSS FROM OPERATIONS	-	(6,500)	(111,894)

Other Income (expense)
Interest	(141)	(262)	(3,724)
Gain on forgiveness of debt	48,287	-	48,287
TOTAL OTHER INCOME (EXPENSE)	48,146	(262)	44,563
NET INCOME / (LOSS)	$48,146	$(6,762)	$(67,331)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,200,000	10,200,000

See accompanying notes to the financial statements.

3D MAKERJET, INC.

(Formerly)

AMERICAN BUSINESS CHANGE AGENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDER’S DEFICIT

THE PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO APRIL 30, 2014

			Additional	Deficit Accumulated During the
	Common Stock		paid in	Development
	Shares	Amount	capital	Stage	Total

Balance, January 31, 2009	9,000,000	$9,000	$-	$(14,000)	$(5,000)

Net loss for the year ended January 31, 2010	-	-	-	(6,937)	(6,937)

Balance, January 31, 2010	9,000,000	9,000	-	(20,937)	(11,937)

Net loss for the year ended January 31, 2011	-	-	-	(54,072)	(54,072)

Balance, January 31, 2011	9,000,000	9,000	-	(75,009)	(66,009)

Sale of shares to satisfy accrued expenses	1,200,000	1,200	10,800	-	12,000

Net loss for the year ended January 31, 2012	-	-	-	(2,426)	(2,426)

Balance, January 31, 2012	10,200,000	10,200	10,800	(77,435)	(56,435)

Net loss for the year ended January 31, 2013	-	-	-	(29,992)	(29,992)

Balance, January 31, 2013	10,200,000	10,200	10,800	(107,427)	(86,427)

Net loss for the year ended January 31, 2014	-	-	-	(8,050)	(8,050)

Balance, January 31, 2014	10,200,000	10,200	10,800	(115,477)	(94,477)

Forgiveness of related party debt	-	-	30,307	-	30,307

Net income				48,146	48,146

Balance, April 30, 2014	10,200,000	$10,200	$41,107	$(67,331)	$(16,024)

See accompanying notes to the financial statements.

3D MAKERJET, INC.

(Formerly)

AMERICAN BUSINESS CHANGE AGENTS, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 30, 2014 AND 2013 AND THE PERIOD FROM JANUARY 12, 2009 (INCEPTION) TO APRIL 30, 2014

(UNAUDITED)

	Three Months Ended April 30, 2014	Three Months Ended April 30, 2013	Period from January 12, 2009 (Inception) to April 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$48,146	$(6,762)	$(67,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	(48,287)	-	(48,287)
Shares issued for compensation	-	-	9,000
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	141	6,762	69,091
Net Cash Used in Operating Activities	-	-	(37,527)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	-	7,220
Proceeds from loan payable to Company President	-	-	30,307
Net Cash Provided By Financing Activities	-	-	37,527

NET CHANGE IN CASH	-	-	-

Cash, beginning of period	-	2	-
Cash, end of period	$-	$2	$-

SUPPLEMENTARY CASH FLOW INFORMATION:
Issuance of shares to settle accrued expenses	$-	$-	$12,800
Issuance of convertible note to settle accrued expenses	$-	$-	$38,000
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the financial statements.

3D MAKERJET, INC.

(Formerly)

AMERICAN BUSINESS CHANGE AGENTS, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2014

(UNAUDITED)

NOTE 1 – ORGANIZATION

3D MakerJet, Inc. (the Company), formerly, known as American Business Change Agents, Inc. was incorporated under the laws of the State of Nevada on January 12, 2009.

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

On May 4, 2014, the name of the Company was changed to 3D MakerJet, Inc. and the Company’s total authorized capital stock was increased from 75,000,000 shares to 310,000,000 shares, consisting of 300,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

The Company is developing a business plan focused on the sale of 3D printers, scanners and ancillary equipment.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company has elected a fiscal year ending on January 31.

Interim financial statements

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended January 31, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

3D MAKERJET, INC.

(Formerly)

AMERICAN BUSINESS CHANGE AGENTS, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2014

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Basic and Diluted Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding at April 30, 2014 or 2013.  Issuable common stock relating to the convertible note is not included in the calculation of basic or diluted weighted average number of common shares outstanding because including these shares would be antidilutive.

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

3D MAKERJET, INC.

(Formerly)

AMERICAN BUSINESS CHANGE AGENTS, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2014

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at April 30, 2014 and January 31, 2014.

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

3D MAKERJET, INC.

(Formerly)

AMERICAN BUSINESS CHANGE AGENTS, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2014

(UNAUDITED)

NOTE 3 – GOING CONCERN

The Company was formed in January 2009. It has negative working capital and a net stockholders’ deficit of $67,311 at April 30, 2014 and has no sources of financing. While the Company is attempting to expand operations and produce revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to seek funds from outside business contacts as needed. There can be no assurances to that its business plan will succeed.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4– LOANS PAYABLE

As of January 31, 2014, the Company had loans payable of $45,220 due to an unrelated party and a loan payable to its former President with a principal balance of $30,307.  Both loans payable were forgiven in March 2014.  Accrued interest on the unrelated party notes and the related party note was $3,067 and $0, respectively, on the date of forgiveness.  The Company recognized a gain of $48,287 upon the forgiveness of the unrelated party notes and related accrued interest and recorded an increase in additional paid capital of $30,307 related to the forgiveness of the related party debt and related party debt.  As a result, the balance in notes payable at April 30, 2014 was $0.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 300,000,000 shares of common stock and 10,000,000 shares of preferred stock.

There were 9,000,000 shares of common stock issued at incorporation.

The Company incurred $50,000 of legal costs relating to the registration of shares of its common stock in a Registration Statement on Form S-1 that became effective in September 2010. This amount was included in Accrued Expenses at January 31, 2011. That obligation was satisfied in full in February 2011 when the Company (i) issued 1,200,000 registered shares of common stock and (ii) entered into a $38,000 convertible note payable with its outside counsel to satisfy the obligation. The convertible note is payable on demand, bears interest at 2% per annum, and is convertible into shares of the Company’s common stock at a price per share equal to the par value of the shares. Conversion can be in whole or in any portion of the outstanding principal balance at the option of the holder. The convertible note payable was forgiven in March 2014.

After the 1,200,000 shares were issued, there were 10,200,000 common shares outstanding. No shares of preferred stock have been issued.

In March 2014, the Company recorded an increase in additional paid in capital of $30,307 related to the forgiveness of related party debt.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and, accordingly, are not reflected herein.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of April 30, 2014 through June 15, 2014, the date when the financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded other than the transaction described in Note 1 and those described below.

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

The Company is developing a business plan focused on the sale of 3D printers, scanners and ancillary equipment.

For the three months ended April 30, 2014 and 2013, our operations were as follows:

	2014	2013
REVENUES	$-	$-

EXPENSES
Operating (principally professional fees)	-	6,500
Compensation	-	-

TOTAL OPERATING EXPENSES	-	6,500

LOSS FROM OPERATIONS	-	(6,500)

Gain on forgiveness of debt	48,287	-
Interest expense	(141)	(262)

NET INCOME / (LOSS)	$48,146	$(6,762)

As of January 31, 2014, the Company had loans payable of $45,220 due to an unrelated party and a loan payable to its former President with a principal balance of $30,307.  Both loans payable were forgiven in March 2014.  Accrued interest on the unrelated party notes and the related party note was $3,067 and $0, respectively, on the date of forgiveness.  The Company recognized a gain of $48,287 upon the forgiveness of the unrelated party notes and related accrued interest and recorded an increase in additional paid capital of $30,307 related to the forgiveness of the related party debt and related party debt.

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

Liquidity

As of January 31, 2014, the Company had loans payable of $45,220 due to an unrelated party and a loan payable to its former President with a principal balance of $30,307.  Both loans payable were forgiven in March 2014.  Accrued interest on the unrelated party notes and the related party note was $3,067 and $0, respectively, on the date of forgiveness.  The Company recognized a gain of $48,287 upon the forgiveness of the unrelated party notes and related accrued interest and recorded an increase in additional paid capital of $30,307 related to the forgiveness of the related party debt and related party debt.  3D Makerjet has a loan payable of $7,220 due to an unrelated party. The loan bears interest at 4% per annum and is payable on demand. There is no commitment or likelihood that the lender will provide additional funds to us if needed.

We incurred $50,000 of legal costs relating to the registration of shares of our common stock in a Registration Statement on Form S-1 that became effective in September 2010. That obligation was satisfied in full in February 2011 when we (i) issued 1,200,000 registered shares of common stock and (ii) entered into a $38,000 convertible note payable with our outside counsel, Gary B. Wolff, to satisfy the obligation. The convertible note is payable on demand,  bears interest at 2% per annum, and is convertible into shares of our common stock at a price per share equal to the par value of the shares. Conversion can be in whole or in any portion of the outstanding principal balance at the option of the holder.  In March 2014, the debt and related accrued interest were forgiven, as described above.

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

There are no current plans to seek private investment. We do not have any current plans to raise funds through the sale of securities except as set forth herein. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own beliefs. Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management. The Company may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them.

There are no other significant liabilities outside of standard vendor obligations outstanding at April 30, 2014.

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

Item 1A.  Risk Factors

The Company, as a smaller reporting company, is not required to provide the information required by this item.

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

3D MakerJet, Inc.

(Registrant)

/s/ John Crippen

John Crippen

Title: President and Chief Financial Officer

June 2_, 2014