Form 10-Q/A
period 2014-04-30
3D MAKERJET, INC.
filed 2014-06-24
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to 3D MakerJet, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2014, filed with the Securities and Exchange Commission on June 23, 2014, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports of Form 8-K

(a)  Exhibits

Exhibit Number	Description of Exhibit
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Extensible Business Reporting Language (XBRL).

*These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2014, filed with the Securities and Exchange Commission on June 23, 2014

**Provided herewith

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D MakerJet, Inc.

(Registrant)

/s/ John Crippen

John Crippen

Title: President and Chief Financial Officer

June 24, 2014

4