Form 10-KT
period 2014-07-31
3D MAKERJET, INC.
filed 2014-09-30
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/T

      .

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ______________

  X .

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from February 1, 2014 to July 31, 2014

Commission file number: 333-157783

3D MakerJet, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-4083754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4303 Vineland Rd. F2, Orlando, Florida 32011
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (407) 930-0807

Securities registered under Section 12(b) of the Exchange Act

Title of each class	Name of each exchange on which registered
None	N/A

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 10,200,000 as of September 15, 2014

TABLE OF CONTENTS

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

At September 15, 2014, we had three employees. We intend to develop a business focused on 3D printers, scanners and ancillary equipment. We plan to take active steps in the next twelve months to develop this line of business.

As a result of our change in business direction, on May 4, 2014, our board of directors and a majority of our shareholders approved an amendment to our Articles of Incorporation for the purpose of changing our name to “3D MakerJet, Inc.” and increasing our total authorized capital stock from 75,000,000 shares to 310,000,000 shares, consisting of 300,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

On September 9, 2014, the board approved the change of our fiscal year end from January 31 to July 31, beginning with July 31, 2014. References to any of our previous fiscal years mean the fiscal years ended on January 31. This transition report on Form 10-K/T covers the fiscal period beginning on February 1, 2014 through July 31, 2013, and annual reports on Form 10-K covering fiscal years ending July 31 will be filed thereafter.

Item 2. Properties

We lease space for our corporate offices at 4303 Vineland Rd. F2, Orlando, Florida 32011. The term of the lease is June 1, 2014 through August 31, 2017. Rent is due under the following schedule:

Period	Months	SF	Per SF	Period Base Rent	Monthly Base Rent

6/1/14 - 8/31/14	3	1933	-	-	-
9/1/14 - 5/31/15	9	1933	13.25	19,209.19	2,134.35
6/1/15 - 5/31/16	12	1933	13.65	26,385.45	2,198.79
6/1/16 - 5/31/17	12	1933	14.06	27,177.98	2,264.83
6/1/17 - 8/31/17	3	1933	14.48	6,997.46	2,332.49

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

Holders of Our Common Stock

As of September 15, 2014, we had 10,200,000 shares of our common stock issued and outstanding, held by four (4) shareholders of record, with others holding shares in street name.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Results of Operations for the six month periods ended July 31, 2014 and 2013

Revenues

We have generated limited revenue since our inception. We have incurred losses since our inception.

Operating Expenses

Operating expenses increased to $224,244 for the six month transition period ended July 31, 2014 from $6,500 for the six months ended July 31, 2013. The increase is primarily due to legal fees totaling $29,220, subcontractor fees totaling $95,853, travel expenses of $35,355, and design fees totaling $25,133.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our 3D printer related activities and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Other Income (Expense)

Other income (expenses) increased to $29,862 for the six month transition period ended July 31, 2014 from $(524) for the six months ended July 31, 2013. The increase is primarily due to a gain on forgiveness of debt of $48,287 with an offsetting increase in interest expense of $17,901.

Net Loss

We incurred a net loss of $194,382 for the six month transition period ended July 31, 2014, compared to a net loss of $7,024 for the six months ended July 31, 2013.

Results of Operations for the years ended January 31, 2014 and 2013

Revenues

We have generated limited revenue since our inception. We have incurred losses since our inception.

Operating Expenses

Operating expenses decreased to $7,002 for the year ended January 31, 2014 from $38,022 for the year ended January 31, 2013. Our operating expenses for the year ended January 31, 2014 consisted of professional fees in the amount of $7,002. In comparison, our operating expenses for the year ended January 31, 2013 consisted of professional fees in the amount of $601, officer compensation of $37,421.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our 3D printer related activities and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Other Income (Expense)

Other expense consisted of interest of $1,048 for the years ended January 31, 2014 and 2013.

Net Loss

We incurred a net loss of $8,050 for the year ended January 31, 2014, compared to a net loss of $29,992 for the year ended January 31, 2013.

Liquidity and Capital Resources

As of July 31, 2014, we had $81,923 in total current assets. We had current liabilities of $132,494 as of July 31, 2014. Accordingly, we had a working capital deficit of $50,571 as of July 31, 2014.

Operating activities used $253,922 in cash for the six month transition period ended July 31, 2014, as compared with $0 used for the six months ended July 31, 2013. Our negative operating cash flow for January 31, 2014 was mainly a result of our net loss for the period, the gain on forgiveness of debt, and the increase in inventory, offset by an increase in accrued expenses.

Investing activities for the six month transition period ended July 31, 2014 used $27,333 in cash, as compared with cash flows used by financing activities of $0 for the six months ended July 31, 2013, due to the purchase of showroom equipment in the current period.

Financing activities for the six month transition period ended July 31, 2014 generated $301,178 in cash, as compared with cash flows provided by financing activities of $0 for the six months ended July 31, 2013. Proceeds from financing activities consisted of $62,000 in advances from a related party and $239,178 in proceeds from convertible debt, including $131,631 in proceeds from a related party.

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

Going Concern

We were formed in January 2009. We have negative working capital and a net stockholders’ deficit of $19,734 at July 31, 2014 and have no sources of financing. While we are attempting to expand operations and produce revenues, our cash position may not be significant enough to support our daily operations. Management will seek funds from outside business contacts as needed. There can be no assurances to that our business plan will succeed.

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

Off Balance Sheet Arrangements

As of July 31, 2014, there were no off balance sheet arrangements.

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

Index to Financial Statements Required by Article 8 of Regulation S-X:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

3D MakerJet, Inc. (formerly American Business Change Agents, Inc.)

We have audited the accompanying balance sheets of 3D MakerJet, Inc. (formerly American Business Change Agents, Inc.) as of July 31, 2014, January 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3D MakerJet, Inc. (formerly American Business Change Agents, Inc.) as of July 31, 2014, January 31, 2014 and 2013, and the results of its operations and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that 3D MakerJet, Inc. (formerly American Business Change Agents, Inc.) will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses from operations since inception, has negative working capital, and is in need of additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

L.L. Bradford & Company

/s/ L.L. Bradford & Company

Sugar Land, Texas

September 15, 2014

3D MAKERJET, INC.

(Formerly)

AMERICAN BUSINESS CHANGE AGENTS, INC.

BALANCE SHEETS

AS OF JULY 31, 2014 AND JANUARY 31, 2014 AND 2013

ASSETS	July 31, 2014	January 31, 2014	January 31, 2013

Current Assets
Cash	$19,923	$-	$2
Inventory	62,000	-	-
Total Current assets	81,923	-	-

Property and equipment, net of accumulated depreciation of $3,370	23,963	-	-
Lease security deposit and other asset	7,234	-	-
Total Assets	$113,120	$-	$2

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$54,751	$18,950	$10,902
Convertible notes payable, net of discount of $223,435, $0 and $0, respectively	15,743	38,000	38,000
Loan payable	-	7,220	7,220
Due to related parties	62,000	30,307	30,307
Total liabilities	132,494	94,477	86,429

Stockholders’ Deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-	-
Common stock $0.001 par value; 300,000,000 shares authorized; 10,200,000 and 10,200,000 shares issued and outstanding at July 31, 2014 and January 31, 2014 and 2013	10,200	10,200	10,200
Additional paid in capital	280,285	10,800	10,800
Accumulated deficit	(309,859)	(115,477)	(107,427)
Total Stockholders’ Deficit	(19,374)	(94,477)	(86,427)

Total Liabilities and Stockholders’ Deficit	$113,120	$-	$2

See accompanying notes to the financial statements.

3D MAKERJET, INC.

(Formerly)

AMERICAN BUSINESS CHANGE AGENTS, INC.

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JULY 31, 2014 AND 2013 AND

FOR THE YEARS ENDED JANUARY 31, 2014 AND 2013

	Six Months Ended July 31,		Years Ended January 31,
	2014	2013	2014	2013

REVENUES	$-	$-	$-	$9,078

OPERATING EXPENSES
General and administrative	212,044	6,500	7,002	601
Compensation	12,200	-	-	37,421

TOTAL OPERATING EXPENSES	224,244	6,500	7,002	38,022

LOSS FROM OPERATIONS	(224,244)	(6,500)	(7,002)	(28,944)

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	48,287	-	-	-
Interest expense	(18,425)	(524)	(1,048)	(1,048)

TOTAL OTHER INCOME (EXPENSE)	29,862	(524)	(1,048)	(1,048)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(194,382)	$(7,024)	$(8,050)	$(29,992)

NET LOSS PER SHARE: BASIC AND DILUTED	$($0.02)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,200,000	10,200,000	10,200,000	10,200,000

See accompanying notes to the financial statements.

3D MAKERJET, INC.

(Formerly)

AMERICAN BUSINESS CHANGE AGENTS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

THE PERIOD FROM JANUARY 31, 2012 TO JULY 31, 2014

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Capital

Balance, January 31, 2012	-	$-	10,200,000	$10,200	$10,800	$(77,435)	$(56,435)

Net loss for the year ended January 31, 2013	-	-	-	-	-	(29,992)	(29,992)

Balance, January 31, 2013	-	-	10,200,000	10,200	10,800	(107,427)	(86,427)

Net loss for the year ended January 31, 2014	-	-	-	-	-	(8,050)	(8,050)

Balance, January 31, 2014	-	-	10,200,000	10,200	10,800	(115,477)	(94,477)

Forgiveness of loan from company president	-	-	-	-	30,307	-	30,307

Beneficial conversion feature related to convertible promissory notes	-	-	-	-	239,178	-	239,178

Net loss for the six months ended July 31, 2014	-	-	-	-	-	(194,382)	(194,382)

Balance, July 31, 2014	-	$-	10,200,000	$10,200	$280,285	$(309,859)	$(19,374)

See accompanying notes to the financial statements.

3D MAKERJET, INC.

(Formerly)

AMERICAN BUSINESS CHANGE AGENTS, INC.

STATEMENTS OF CASH FLOWS

 FOR THE SIX MONTHS ENDED JULY 31, 2014 AND 2013 AND THE

YEARS ENDED JANUARY 31, 2014 AND 2013

	Six Months Ended July 31,		Twelve Months Ended January 31,
	2014	2013	2014	2013
Operating Activities
Net loss	$(194,382)	$(7,024)	$(8,050)	$(29,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	15,743	-	-	-
Gain on forgiveness of debt	(48,287)	-	-	-
Depreciation & amortization expense	3,370	-	-	-
Changes in operating assets and liabilities:				-
Inventory	(62,000)	-	-	-
Lease security deposit and other current assets	(7,234)	-	-	-
Accounts payable and accrued liabilities	38,868	7,024	8,048	1,048
Net Cash Used in Operating Activities	(253,922)	-	(2)	(28,944)

Investing Activities
Purchase of property and equipment	(27,333)	-	-	-
Net Cash Used in Investing Activities	(27,333)	-	-	-

Financing Activities
Proceeds from related party	62,000	-	-	28,943
Proceeds from convertible debt	239,178	-	-	-
Net Cash Provided by Financing Activities	301,178	-	-	28,943

Net Increase (Decrease) in Cash	19,923	-	(2)	(1)
Cash at Beginning of Period	-	2	2	3
Cash at End of Period	$19,923	$2	$-	$2

Supplemental Cash Flow Information:
Interest paid	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-

Non-Cash Financing Transactions:
Issuance of shares to settle accrued expenses	$-	$-	$-	$12,800
Issuance of convertible debt to settle accrued expenses	$-	$-	$-	$38,000
Increase in additional paid-in capital due to forgiveness of loan payable to company president	$30,307	$-	$-	$-
Discount on convertible promissory notes due to beneficial conversion feature	$239,178	$-	$-	$-

See accompanying notes to the financial statements.

3D MAKERJET, INC.

(Formerly)

AMERICAN BUSINESS CHANGE AGENTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

3D MakerJet, Inc. (the Company), formerly known as American Business Change Agents, Inc. was incorporated under the laws of the State of Nevada on January 12, 2009.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Fiscal Year End

On September 9, 2014, the Board approved the change of our fiscal year end from January 31 to July 31, beginning with July 31, 2014. References to any of our previous fiscal years mean the fiscal years ended on January 31. This transition report on Form 10-K/T covers the transition period beginning on February 1, 2014 through July 31, 2014, and annual reports on Form 10-K covering fiscal years ending July 31 will be filed thereafter. As a result of the change in fiscal year end, the financial statements include the Company’s financial results for the six month transition period from February 1, 2014 to July 31, 2014 (the “transition period”). The comparative six month information provided for the period ended July 31, 2013 is unaudited as it represented an interim period during the fiscal year ended January 31, 2014.

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

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

Fair Value Measurements

Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820-10 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the Note principal or the most advantageous market for an asset or liability in an orderly transaction between participants on the measurement date. Valuation techniques used to measure fair value under ASC 820-10 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•

Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.

•

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventory

Inventory is valued at cost using the first-in, first-out cost flow assumption. All inventory consists of finished products ready for sale.

Extinguishment of debt

The company accounts for debt extinguishment pursuant FASB ASC 470-50-40 Debt Modifications and Extinguishments - Derecognition which provides that the net carrying amount of extinguished debt shall be recognized currently in income of the period of extinguishment as losses or gains and moreover, extinguishment transaction between related entities can be in capital transaction and should be identified as a separate item.

Beneficial Conversion Features

From time to time, the Company may issue convertible notes that may contain an imbedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

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

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740—Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. The Company provides for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

FASB ASC 740 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions that meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns. The Company files tax returns in the U.S. and states in which it has operations and is subject to taxation. Tax years subsequent to 2008 remain open to examination by U.S. federal and state tax jurisdictions.

Fair value of financial instruments

3D Makerjet’s financial instruments consist of payables and short-term debt. The carrying amount of payables approximates fair value because of the short-term nature of these items. The carrying amount of short-term debt approximates fair value due to the relationship between the interest rate on debt and 3D Makerjet’s incremental risk adjusted borrowing rate.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of January 31, 2014 or 2013. There are no shares included in the earnings per share calculation for the years ended January 31, 2014 or 2013 or the six months ended July 31, 2014 related to the Company's convertible note outstanding because the Company’s average stock price did not exceed the conversion price and, accordingly, there is no conversion spread. The company has incurred losses for all periods, the impact of the common stock equivalents would be antidilutive and therefore are not included in the calculation.

Property and Equipment

Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter. The estimated useful life by asset description is noted in the following table:

Asset Description	Estimated Useful Life (years)
Showroom equipment	2

Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in other income.

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

NOTE 3 – GOING CONCERN

The Company was formed in January 2009. It has incurred cumulative losses since inception, has negative working capital and a net stockholders’ deficit of $19,374 at July 31, 2014 and recurring negative cash flows from operations. While the Company is attempting to raise both debt and equity capital, expand operations and produce revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to seek funds from outside business contacts as needed. There can be no assurances to that its business plan will succeed. Accordingly, there is doubt that the Company will be able to realize its assets and liquidate its liabilities in the normal course of business operations.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4– PROPERTY AND EQUIPMENT

Property and equipment consists of the following at July 31:

July 31,2014

3D Printers & scanning equipment	$27,333
Less: accumulated depreciation and amortization	(3,370)
Property & equipment, Net	$23,963

Depreciation expense for the six months ended July 31, 2014 amounted to $3,370.

NOTE 5 – LOANS PAYABLE

As of January 31, 2014, the Company had loans payable of $45,220 due to an unrelated party and a loan payable to its former President with a principal balance of $30,307. Both loans payable were forgiven in March 2014. Accrued interest on the unrelated party notes and the related party note was $3,067 and $0, respectively, on the date of forgiveness. The Company recognized a gain of $48,287 upon the forgiveness of the unrelated party notes and related accrued interest and recorded an increase in additional paid capital of $30,307 related to the forgiveness of the related party debt and related party debt. As a result, the balance in notes payable at July 31, 2014 was $0.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

On various dates from June 16, 2014 through July 27, 2014, the Company issued convertible promissory notes totaling $239,178, including $131,631 to an employee. The notes mature between June 24, 2015 and July 31, 2015, carry interest at 15%, and are convertible into the common stock of the Company at a conversion price of $0.001 per share. At the time of issuance, the notes were evaluated and were determined to contain a beneficial conversion feature. As a result, a discount on convertible promissory notes totaling $239,178, including $131,631 to the related party, was recorded with a corresponding credit to additional paid-in capital. Discount amortization for the six months ended July 31, 2014 totaled $15,743.

NOTE 7 – STOCKHOLDERS’ DEFICIT

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

In March 2014, the Company recorded an increase in additional paid-in capital of $30,307 related to the forgiveness of related party debt.

On various dates in June and July 2014, the Company recorded increases to additional paid-in capital of $239,178 related to beneficial conversion features on convertible promissory notes.

NOTE 8 – RELATED PARTY TRANSACTIONS

In March 2014, the former president forgave $30,307 of debt. The forgiveness amount is recorded as additional paid in capital.

During the six months ended July 31, 2014, 3D MakerJet Asia, Ltd. purchased inventory valued at $62,000 on behalf of the Company. This amount is outstanding as of July 31, 2014.

NOTE 9– INCOME TAXES

The company had a change in ownership on March 21, 2014. Because of the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. The change in Company ownership described in Note 1 limits the use of the net operating loss of prior ownership change carry forwards in future years.

As of July 31, 2014, the Company has net operating loss carry forwards of approximately $125,121. This loss carry forward expires according to the following schedule:

Year Ending July 31,	Amount

2034	$125,121
Total	$125,121

The income tax provision differs from the amount of income tax determined by applying the federal income tax rate to pre-tax income from continuing operations for the years ended July 31, 2014, due to the following:

Amount

Computed "expected" tax expense (benefit)	$(43,792)
Valuation allowance	43,792
Income tax expense (benefit)	$-

Unrealized deferred tax assets at July 31, 2014 are comprised of net operating loss carry forwards.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company leases office space at 4303 Vineland Rd. F2, Orlando, Florida 32011. The term of the lease is June 1, 2014 through August 31, 2017.

The Company accounts for the lease on the straight-line basis and is recording monthly rent expense of $2,045. Total rent expense for the six months ended July 31, 2014 was $4,091.

Minimum future lease commitments are as follows:

Year Ending July 31,	Amount

2015	$23,607
2016	26,518
2017	27,313
2018	2,332
Total	$79,770

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of January 31, 2014 through September 15, 2014, the date when the financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded other than the transaction described in Note 2 regarding the change in our fiscal year.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the six month transition period ending July 31, 2014.

Item 9A. Controls and Procedures

(a)

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of July 31, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following material weaknesses that have caused management to conclude that, as of July 31, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the six month transition period ending July 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

(d)

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the six month transition period ended July 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On June 1, 2014, we appointed Eric Forward as our Chief Financial Officer. Aside from that provided in the section titled “Executive Compensation,” our newly-appointed officer has not had any material direct or indirect interest in any of our transactions or proposed transactions over the last two years. At this time, we do not have any written employment agreements or other formal compensation agreements with the Mr. Forward. Compensation arrangements with our officers and directors are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

There are no family relationships among any of our current or former directors or executive officers.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officer and director:

Name	Age	Principal Positions With Us
John Crippen	63	President, Chief Executive Officer, Secretary, Treasurer and Director
Eric Forward	51	Chief Financial Officer

John Crippen. From 2009 to 2010, Mr. Crippen was a consultant at Business Planning Group in Orlando, Florida, providing assistance to companies in the areas of real estate, finance, technologies, and benefits packages. He received his Bachelor of Arts degree in Literature from NYU.

Eric Forward. From 2000 to 2013, Mr. Forward served as the Chief Financial Officer for Margaritaville Enterprises, a leading restaurant, retail, hospitality and branding company. He graduated from St John Fisher College with a degree in finance.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, John Crippen, at the address appearing on the first page of this transition report.

Code of Ethics

We have not adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended July 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Period Ended	($)	($)	($)	($)	($)	($)	($)	($)

John Crippen	July 31, 2014	13,962						22,500	36,462
Chief Executive Officer,	January 31, 2014	-	-	-	-	-	-	-	-
Principal Executive Officer and Director	January 31, 2013	-	-	-	-	-	-	-	-

Edward Sundberg	July 31, 2014	-	-	-	-	-	-	-	-
Former Chief Executive	January 31, 2014	-	-	-	-	-	-	-	-
Officer, Principal Executive Officer and Director	January 31, 2013	37,421	-	-	-	-	-	-	37,421

Eric Forward	July 31, 2014	-	-	-	-	-	-	3,010	3,010
Chief Financial Officer	January 31, 2014	-	-	-	-	-	-	-	-
	January 31, 2013	-	-	-	-	-	-	-	-

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of July 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

John Crippen	-	-	-	-	-	-	-	-	-
Eric Forward	-	-	-	-	-	-	-	-	-

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 15, 2014, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

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

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership(1)	% of Common Stock(2)

John Crippen	Common Stock	-	-

Eric Forward	Common Stock	-	-

DIRECTORS AND OFFICERS – TOTAL (Two Officers and Director)		-	-

5% SHAREHOLDERS

Market Milestones, Inc. 297 Kingsbury Grade, MB 4470 Stateline (Lake Tahoe), NV 89449	Common Stock	9,000,000 Shares	88%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since February 1, 2014 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

During the six months ended July 31, 2014, 3D MakerJet Asia, Ltd. purchased inventory valued at $62,000 on behalf of the Company. This amount is outstanding as of July 31, 2014.

In March 2014, the Company’s former president, Edward Sundberg, forgave $30,307 of debt. The forgiveness amount is recorded as additional paid in capital.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have an independent director as of July 31, 2014.

Item 14. Principal Accounting Fees and Services

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided in connection with statutory and regulatory filings. Fees incurred were $10,000 for the six month transition period ended July 31, 2014 and $6,000 and $5,000 for the years ended January 31, 2014 and 2013, respectively.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for the six month transition period ended July 31, 2014 or for the years ended January 31, 2014 and 2013.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the six month transition period ended July 31, 2014 or for the years ended January 31, 2014 and 2013.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)

Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K/T.

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

3D MakerJet, Inc.

By: /s/ John Crippen

John Crippen

President, Chief Executive Officer, Principal Executive Officer,

and Director

September 19, 2014

By: /s/ Eric Forward

Eric Forward

Chief Financial Officer, Principal Financial Officer,

And Principal Accounting Officer

September 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John Crippen

John Crippen

President, Chief Executive Officer, Principal Executive Officer,

and Director

September 19, 2014

By: /s/ Eric Forward

Eric Forward

Chief Financial Officer, Principal Financial Officer,

And Principal Accounting Officer

September 19, 2014