Form 10-Q
period 2014-10-31
3D MAKERJET, INC.
filed 2014-12-22
CIK 1458023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

      .TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 291,200,000 shares of Common Stock, as of December 19, 2014.

3D MakerJet, Inc.

FORM 10-Q

October 31, 2014

INDEX

3D MAKERJET, INC.

BALANCE SHEETS

AS OF OCTOBER 31, 2014 AND JULY 31, 2014

(Unaudited)

ASSETS	October 31, 2014	July 31, 2014

Current Assets
Cash	$20,379	$19,923
Accounts receivable	2,276	−
Inventory	64,422	62,000
Total Current Asset	87,077	81,923
Prepaid expenses	7,234	7,234
Property, plant and equipment, net of accumulated depreciation of $6,815 and $3,370, respectively	20,518	23,963

Total Assets	$114,829	$113,120

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$82,205	$54,751
Convertible note payable, net of discount of $261,580, and $223,435, respectively	82,598	15,743
Due to related parties	62,000	62,000
Total liabilities	226,803	132,494

Stockholders’ Deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized; none issued or outstanding	−	−
Common stock $0.001 par value; 300,000,000 shares authorized; 265,200,000 and 265,200,000 shares issued and outstanding at October 31, 2014 and July 31, 2014, respectively	265,200	265,200
Additional paid in capital	130,285	25,285
Accumulated deficit	(507,459)	(309,859)
Total Stockholders’ Deficit	(111,974)	(19,374)

Total Liabilities and Stockholders’ Deficit	$114,829	$113,120

See accompanying notes to the financial statements.

3D MAKERJET, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND 2013

(UNAUDITED)

	Three Months Ended October 31,
	2014		2013

REVENUES	$5,995	$	−

OPERATING EXPENSES
General and administrative	33,203		500
Compensation	55,884		−
Professional fees	32,555		−

TOTAL OPERATING EXPENSES	121,642		500

LOSS FROM OPERATIONS	(115,647)		(500)

OTHER INCOME (EXPENSE)
Interest expense	(81,953)		(262)
TOTAL OTHER INCOME (EXPENSE)	(81,953)		(262)

PROVISION FOR INCOME TAXES	−		−

NET LOSS	$(197,600)		$(762)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)		$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	265,200,000		265,200,000

See accompanying notes to the financial statements.

3D MAKERJET, INC.

STATEMENT OF STOCKHOLDER’S DEFICIT

THE PERIOD FROM JULY 31, 2014 TO OCTOBER 31, 2014

	Preferred Stock			Common Stock		Additional Paid	Accumulated
	Shares		Amount	Shares	Amount	in Capital	Deficit	Total

Balance, July 31, 2014	−	$	−	265,200,000	$265,200	$25,285	$(309,859)	$(19,374)

Beneficial conversion feature related to convertible promissory notes	−		−	−	−	105,000	−	105,000

Net loss for the three months ended October 31, 2014	−		−	−	−	−	(197,600)	(197,600)

Balance, October 31, 2014	−	$	−	265,200,000	$265,200	$130,285	$(507,459)	$(111,974)

See accompanying notes to the financial statements.

3D MAKERJET, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND 2013

(UNAUDITED)

		Three Months Ended October 31,
		2014		2013
Operating Activities
Net loss		$(197,600)		$(762)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount		66,855		−
Depreciation & amortization expense		3,445		−
Changes in operating assets and liabilities:
Accounts receivable		(2,276)
Inventory		(2,422)		−
Accounts payable and accrued liabilities		27,454		762
Net Cash Used in Operating Activities		(104,544)		−

Financing Activities
Proceeds from convertible debt		105,000		−
Net Cash Provided by Financing Activities		105,000		−

Net Increase (Decrease) in Cash		456		−
Cash at Beginning of Period		19,923		2
Cash at End of Period		$20,379		$2

Supplemental Cash Flow Information:
Interest paid	$	−	$	−
Income taxes paid	$	−	$	−

Non-Cash Financing Transactions:
Discount on convertible promissory notes due to beneficial conversion feature		$105,000	$	−

See accompanying notes to the financial statements.

3D MAKERJET, INC.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2014

(UNAUDITED)

NOTE 1 – ORGANIZATION, BASIS OF ACCOUNTING AND SIGNFICANT ACCOUNTING POLICIES

3D MakerJet, Inc. (the Company), formerly, known as American Business Change Agents, Inc. was incorporated under the laws of the State of Nevada on January 12, 2009.  The Company is developing a business plan focused on the sale of 3D printers, scanners and ancillary equipment.

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended July 31, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of October 31, 2014 or July 31, 2014. As the Company has incurred losses for all periods, the impact of the common stock equivalents would be antidilutive and therefore are not included in the calculation.

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

NOTE 2 – GOING CONCERN

The Company was formed in January 2009. It has incurred cumulative losses since inception, has negative working capital and a net stockholders’ deficit of $111,974 at October 31, 2014 and recurring negative cash flows from operations. While the Company is attempting to raise both debt and equity capital, expand operations and produce revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to seek funds from outside business contacts as needed. There can be no assurances to that its business plan will succeed. Accordingly, there is doubt that the Company will be able to realize its assets and liquidate its liabilities in the normal course of business operations.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – CONVERTIBLE PROMISSORY NOTES

On various dates from June 16, 2014 through October 14, 2014, the Company issued convertible promissory notes totaling $344,178, including $131,631 to an employee. Of this amount, $239,178 was recorded during the year ended July 31, 2014, and $105,000 was recorded during the three months ended October 31, 2014.  The notes mature between June 24, 2015 and October 13, 2015, carry interest at 15%, and are convertible into the common stock of the Company at a conversion price of $0.001 per share. At the time of issuance, the notes were evaluated and were determined to contain a beneficial conversion feature. As a result, a discount on convertible promissory notes totaling $344,178, including $131,631 to the related party, was recorded with a corresponding credit to additional paid-in capital. Discount amortization for the three months ended October 31, 2014 totaled $66,855.

NOTE 4 – STOCKHOLDERS’ DEFICIT

On September 30, 2014, our board of directors and majority shareholder approved a twenty-six for one (26/1) forward split of our issued and outstanding common stock. The total number of authorized shares was not changed. All share and per share information has been retroactively adjusted to reflect the reverse stock split in the financial statements and in the notes to financial statements for all periods presented, to reflect the reverse stock split as if it occurred at beginning of the comparable year.

On various dates during the three month period ended October 31, 2014, the Company recorded increases totaling $105,000 to additional paid-in capital related to beneficial conversion features on convertible promissory notes.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of October 31, 2014 through December 18, 2014, the date when the financial statements were issued, and identified the following reportable subsequent event:

On November 5, 2014, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with 3D MakerJet Asia Limited, a company formed under the Laws of Hong Kong (“3D MakerJet Asia”) and the shareholder of 3D MakerJet Asia. As a result of the transaction (the “Exchange”), 3D MakerJet Asia became a wholly-owned subsidiary of the Company. In accordance with the terms of the Exchange Agreement, at the closing an aggregate of 26,000,000 shares of the Company’s common stock were issued to the holder of 3D MakerJet Asia’s common stock in exchange for his shares of 3D MakerJet Asia.

Upon the closing of the Exchange, Eric Forward was appointed as a Director.

There were 265,200,000 shares of the Company’s common stock outstanding before giving effect to the stock issuances in the Exchange. Following the Exchange, there were 291,200,000 shares outstanding, including:

Shares:	Held By:
26,000,000	3D MakerJet Shareholder
265,200,000	Existing Company Shareholders

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

Overview

On November 5, 2014, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with 3D MakerJet Asia Limited, a company formed under the Laws of Hong Kong (“3D MakerJet”) and the shareholder of 3D MakerJet. As a result of the transaction (the “Exchange”), 3D MakerJet became our wholly-owned subsidiary. In accordance with the terms of the Exchange Agreement, at the closing an aggregate of 26,000,000 shares of our common stock were issued to the holder of 3D MakerJet’s common stock in exchange for his shares of 3D MakerJet.

As a result of the Exchange, we are a Nevada corporation based out of Orlando, Florida. We import and sell state of the art 3D printers, scanners, and ancillary equipment. Our mission is to provide individual and corporate customers with the most advanced and reliable cutting edge 3D printing technology in the most cost effective packages available in the marketplace at whatever level is appropriate for their needs. We want our business to be the “go to” vendor of 3D printers for individuals and businesses.

The 3D printing industry is in its very early stages but is already getting more press and generating more excitement than almost any other technological development of recent years. It is not often that a new idea is constantly described as moving the goalposts for the way we actually live our lives. Amidst all the press and the hype, the reality of what the technology is capable of and the speed of its improvement is breathtaking.

We are committed to supplying the best plastic, medical, culinary, and powderless metal 3D printers in the industry, and we are supplied by one of the largest and most experienced 3D printing research, development and manufacturing entities in the world. 3D MakerJet’s research and development partner and manufacturer, ZBOT / Guangzhou DNSPOWER Design Co. LTD, was founded in 2000, and is a leader in the 3D printing industry. A cutting-edge developer in the plastics and manufacturing sector, ZBOT won the coveted CDA National Design Award for its ZBOT 3D Printer, which is the platform of the 3D MakerJet printer line, making their 3D printer the only CDA winner at the Civilian level, reﬂecting the product’s superior quality, as well as the manufacturer's comprehensive strength, commitment and capabilities.

Our 3D Printers

The 3D Makerjet Originator i1 is a state-of-the-art 3D printer that can utilize almost any of the currently manufactured plastic filaments supplied to the industry. It does, however, come with its own proprietary filament that we believe is head and shoulders above the rest in terms of quality and ease of use. The Originator’s power feed system ensures smooth and continuous function and accurate and detailed reproduction. We believe the Originator outperforms almost any printer not only at its price point but those that cost twice as much. It is an advanced machine at an entry level price. The Originator i1 has print dimensions of 150x150x140mm and weighs only 8 kg. Three larger models capable of building bigger objects are currently available to be special ordered. The Originator i2 will handle print dimensions of 250x150x140mm and the Originator 35 will do 150x150x350mm. The Originator 20 will handle a whopping 250x250x200mm. All work of these models can handle STL, OBJ, or STP. A smaller, even less expensive model designed for school and institutional use is expected to be available in the near future.

3D Printer
	Model	Originator 20	Originator 35	Originator i1	Originator i2
	Print Dimensions	250x250x200mm	150x150x350mm	150x150x140mm	250x150x140mm
	Overall Dimensions	587x522x710mm	500x420x820mm	375x370x380mm	475x370x380mm
	Weigh	25KGS	25KGS	8KGS	10KGS
	Packing Dimensions	75x70x90cm	58x68.5x97cm	46x45x53.5cm	56x45x53.5cm
	Packing weight	40KGS	40KGS	10KGS	12KGS

Usage

3D printer is mainly used in the new product development and design. Can be widely used in various industries, and the product prototype, design review, performance test and assembly test visual evaluation.

	Speed	40~80mm/S Adjustment		30~50mm/S Adjustment
	Noise	50~60db
	Wattage	250W
	Nozzle Temperature	250º C
	Power Supply	VAC 50/60Hz 110V-220V
	Material Color	Primary Color
	Precision	±0.1mm~±0.25 Adjustable
	Other	Low Cost, Wattage: 250W, Power fare: 4 Hours=CNY 1, Material(ABS): USD 39 per kilogram
	Basic Requirements	Standard print format: STL, OBJ or STP
Special Material	Price	USD 39/Roll/ 1.5KGS
	Feature	Material is inexpensive, using our special material you can print out a durable model.
Wearing parts	Bed	USD 82/PC

Originator I1 will retail for $799 plus tax and shipping. All orders will be fulfilled out of our warehouse facility at our corporate offices, located in Orlando, Florida. Shipping times and charges vary depending upon carrier chosen, but normal ground is 10-14 days.

Pipeline Products

Our research and development partner and manufacturer, ZBOT, has created two additional printers: the chocolate 3D printer and the powderless metal 3D printer.

The chocolate 3D printer is already at the prototype stage and will have an expected U.S. retail price of under $500. The new chocolate 3D printers works just the opposite of the traditional plastic printers. Instead of heating the culinary media - it actually cools it as it is placed instead. We will find out more about the production timeline, and market introduction by end of December 2014.

The powderless metal 3D printer is expected to be available for delivery next year and will be able to use various metal stocks and won’t depend on the powdered alloys that so limit the effectiveness and scope of current metal printers. The preliminary size specifications for this new printer are expected to be approximately 3 feet tall, by 2 foot 6 inches wide.

The 3D MakerJet full size scanner is available too. This is a scanner capable of creating an image of a full grown human being or an object of equivalent size. Work on a hand sized small scanner is almost complete.

Recent Developments

Our Website

We launched a new interactive website complete with social media integration and daily live chat product support. We use two platforms currently — Facebook and Twitter — because it gives us the opportunity to share in the excitement and joy our customers are feeling when their ideas are made real. The same goes for support, so our customers get the most out of their 3D printing experience.

Our Showroom

We have opened a new showroom and corporate offices in Orlando, Florida, in the center of the popular “imagine” capital of the United States. Located in the Quorum Center, our new showroom is strategically located in the exciting nexus of neighboring stalwarts such as Universal Studios® and Disney Resorts®.

The new 3D showroom fronts the home offices, warehousing and fulfillment center for the company, including the new Originator 3D printer series — the i1, i2, 20 and 35 models.

Operations

The Company has not generated significant revenues from its planned principal operations. However, it cannot take advantage of being an emerging growth company under the JOBS Act because it had gone public prior to December 8, 2011.

The Company is developing a business plan focused on the sale of 3D printers, scanners and ancillary equipment.

For the three months ended October 31, 2014 and 2013, our operations were as follows:

	2014		2013
REVENUES	$5,995	$	−

OPERATING EXPENSES
General and administrative	33,203		500
Compensation	55,884		−
Professional fees	32,555		−

TOTAL OPERATING EXPENSES	121,642		500

LOSS FROM OPERATIONS	(115,647)		(500)

OTHER INCOME (EXPENSE)
Interest expense	(81,953)		(262)
TOTAL OTHER INCOME (EXPENSE)	(81,953)		(262)

PROVISION FOR INCOME TAXES	−		−

NET LOSS	$(197,600)		$(762)

Results of Operations for the three month periods ended October 31, 2014 and 2013

Revenues

We have generated limited revenue since our inception. We have incurred losses since our inception.

Operating Expenses

Operating expenses increased to $121,642 for the three months ended October 31, 2014 from $500 for the three months ended October 31, 2013.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our 3D printer related activities and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Other Income (Expense)

Other income (expenses) increased to $(81,953) for the three months ended October 31, 2014 from $(262) for the three months ended October 31, 2013. The increase is due to debt discount amortization of $66,855 and an increase in interest expense of $14,836.

Net Loss

We incurred a net loss of $197,600 for the three months ended October 31, 2014, compared to a net loss of $762 for the three months ended October 31, 2013.

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

Liquidity and Capital Resources

As of October 31, 2014, we had $87,077 in total current assets. We had current liabilities of $226,803 as of October 31, 2014. Accordingly, we had a working capital deficit of $139,726 as of October 31, 2014.

Operating activities used $104,544 in cash for the three months ended October 31, 2014, as compared with $0 used for the three months ended October 31, 2013. Our negative operating cash flow for October 31, 2014 was mainly a result of our net loss for the period, offset by the effects of debt discount amortization and the increase in accounts payable and accrued expenses.

Financing activities for the three months ended October 31, 2014 generated $105,000 in cash, as compared with cash flows provided by financing activities of $0 for the three months ended October 31, 2013. Proceeds from financing activities consisted of proceeds from convertible debt.

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

Going Concern

We were formed in January 2009. We have negative working capital and a net stockholders’ deficit of $111,974 at October 31, 2014 and have no sources of financing. While we are attempting to expand operations and produce revenues, our cash position may not be significant enough to support our daily operations. Management will seek funds from outside business contacts as needed. There can be no assurances to that our business plan will succeed.

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

Seasonality

We have not yet generated significant revenues. We are not yet aware as to whether there will be a significant seasonal impact in our business.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2014.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending July 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended October 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.   Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Currently we are not aware of any litigation pending or threatened by or against the Company.

ITEM 1A. RISK FACTORS

The Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 5, 2014, the Company issued 26,000,000 shares in the Exchange. The shares were issued pursuant to the exemption from registration found in Regulation D, promulgated under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D MakerJet, Inc.

(Registrant)

/s/ John Crippen

John Crippen

Title: President and Chief Executive Officer

December 19, 2014