Form 10-Q
period 2015-01-31
3D MAKERJET, INC.
filed 2015-03-23
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X .	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2015

.	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 333-157783

3D MakerJet, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-4083754
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4303 Vineland Road, F2, Orlando, FL 32011
(Address of principal executive offices)
+14079300807
(Registrant’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days       .  Yes   X .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      .  Yes   X .  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

. Large accelerated filer . Non-accelerated filer	. Accelerated filer X . Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      .  Yes   X .  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 291,200,000 common shares as of March 23, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

4	Consolidated Balance Sheets as of January 31, 2015 and July 31, 2014 (unaudited)
5	Consolidated Statements of Operations for the three and six months ended January 31, 2015 and 2014 (unaudited)
6	Consolidated Statement of Stockholders’ Deficit for the six months ended January 31, 2015
7	Consolidated Statements of Cash Flows for the six months ended January 31, 2015 and 2014 (unaudited)
8	Notes to Consolidated Financial Statements

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

3D MAKERJET, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2015 AND JULY 31, 2014

(UNAUDITED)

ASSETS	January 31, 2015	July 31, 2014

Current Assets
Cash	$6,443	$19,923
Inventory	54,743	62,000
Total current assets	61,186	81,923

Property, plant and equipment, net of accumulated depreciation of $10,259 and $6,815, respectively	17,074	23,963
Prepaid expenses and other current assets	7,234	7,234
Total Assets	$85,494	$113,120

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$98,959	$54,751
Convertible notes payable, net of discount of $270,169, and $223,435, respectively	218,509	15,743
Due to related parties	-	62,000
Total liabilities	317,468	132,494

Stockholders’ Deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock $0.001 par value; 300,000,000 shares authorized; 291,200,000 and 265,200,000 shares issued and outstanding at January 31, 2015 and July 31, 2014, respectively	291,200	265,200
Additional paid in capital	226,942	25,285
Accumulated deficit	(750,116)	(309,859)
Total Stockholders’ Deficit	(231,974)	(19,374)
Total Liabilities and Stockholders’ Deficit	$85,494	$113,120

See accompanying notes to the financial statements.

3D MAKERJET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTH PERIODS ENDED JANUARY 31, 2015 AND 2014

(UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014

REVENUES	$25,868	$-	$31,863	$-
COST OF REVENUES	(10,642)	-	(10,642)	-
GROSS PROFIT	15,226	-	21,221	-

OPERATING EXPENSES
General and administrative	17,278	2	50,481	502
Compensation	34,689	-	90,573	-
Professional fees	76,118	-	108,673	-
TOTAL OPERATING EXPENSES	128,085	2	249,727	502

LOSS FROM OPERATIONS	(112,859)	(2)	(228,506)	(502)

OTHER EXPENSE
Interest expense	(129,798)	(262)	(211,751)	(524)
TOTAL OTHER EXPENSE	(129,798)	(262)	(211,751)	(524)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(242,657)	$(264)	$(440,257)	$(1,026)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	289,787,049	265,200,000	277,493,662	265,200,000

See accompanying notes to the financial statements.

3D MAKERJET, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIT

THE PERIOD FROM JULY 31, 2014 TO JANUARY 31, 2015

(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Capital

Balance, July 31, 2014	-	$-	265,200,000	$265,200	$25,285	$(309,859)	$(19,374)

Beneficial conversion feature related to convertible promissory notes	-	-	-	-	187,500	-	187,500

Share Exchange Agreement with 3D MakerJet Asia Ltd.	-	-	26,000,000	26,000	14,157	-	40,157

Net loss for the six months ended January 31, 2015	-	-	-	-	-	(440,257)	(440,257)

Balance, January 31, 2015	-	$-	291,200,000	$291,200	$226,942	$(750,116)	$(231,974)

See accompanying notes to the financial statements.

3D MAKERJET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2015 AND 2014

(UNAUDITED)

	Six Months Ended January 31,
	2015	2014
Operating Activities
Net loss	$(440,257)	$(1,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	181,277	-
Depreciation & amortization expense	6,889	-
Changes in operating assets and liabilities:
Inventory	8,168	-
Accounts payable and accrued liabilities	40,801	1,024
Net Cash Used in Operating Activities	(203,122)	(2)

Investing Activities
Cash received from acquisition of 3D Makerjet Asia	1,156	-
Net Cash Used in Investing Activities	1,156	-

Financing Activities
Proceeds from related party	986	-
Proceeds from convertible debt	187,500	-
Net Cash Provided by Financing Activities	188,486	-

Net Increase (Decrease) in Cash	(13,480)	(2)
Cash at Beginning of Period	19,923	2
Cash at End of Period	$6,443	$-

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Financing Transactions:
Acquisition of 3D Makerjet Asia with common stock, net of cash received	$40,157	$-
Discount on convertible promissory notes due to beneficial conversion feature	$187,500	$-

See accompanying notes to the financial statements.

3D MAKERJET, INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2015

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

Inventory

Inventory is comprised of 3D printers and is recorded at lower of cost or market on a first-in, first-out (“FIFO”) method. The Company establishes inventory reserves for estimated obsolete or unmarketable inventory equal to the differences between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions. If obsolete or unmarketable inventory are identified and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the impairment is first recognized. At January 31, 2015 and July 31, 2014, the allowance for obsolete or unmarketable inventory was $0, and during the three and six month periods ended January 31, 2015 and 2014, the Company recognized no inventory impairments.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of January 31, 2015 or July 31, 2014. As the Company has incurred losses for all periods, the impact of the common stock equivalents would be antidilutive and therefore are not included in the calculation.

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

NOTE 2 – GOING CONCERN

The Company was formed in January 2009. It has incurred cumulative losses since inception, has negative working capital and a net stockholders’ deficit of $231,974 at January 31, 2015 and recurring negative cash flows from operations. While the Company is attempting to raise both debt and equity capital, expand operations and produce revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to seek funds from outside business contacts as needed. There can be no assurances to that its business plan will succeed. Accordingly, there is doubt that the Company will be able to realize its assets and liquidate its liabilities in the normal course of business operations.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – ACQUISITION

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the above referenced transaction:

Category
Cash	$1,156
Inventory	911
Due from related party	62,986
Total assets acquired	65,053

Accrued interest	3,407
Convertible notes, net	21,489
Total liabilities assumed	24,896

Net assets acquired	$40,157

Proforma operating results if the acquisition had taken place on August 1, 2013, the beginning of the earliest period presented, would be as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014

REVENUES	$25,868	$-	$31,863	$-
COST OF REVENUES	(10,642)	-	(10,642)	-
GROSS PROFIT	15,226	-	21,221	-

OPERATING EXPENSES
General and administrative	17,278	2	50,683	502
Compensation	34,689	-	90,573	-
Professional fees	76,118	-	108,673	-
TOTAL OPERATING EXPENSES	128,085	2	249,929	502

LOSS FROM OPERATIONS	(112,859)	(2)	(228,708)	(502)

OTHER EXPENSE
Interest expense	(129,798)	(262)	(228,962)	(524)
TOTAL OTHER EXPENSE	(129,798)	(262)	(228,962)	(524)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(242,657)	$(264)	$(457,670)	$(1,026)

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

On various dates from June 16, 2014 through January 20, 2015, the Company issued convertible promissory notes totaling $488,678, including $170,131 to an employee. Of this amount, $239,178 was recorded during the year ended July 31, 2014, and $249,500, including $62,000 from the acquisition of 3D MakerJet Asia, LTD, was recorded during the six months ended January 31, 2015. At the time of issuance, the notes were evaluated and were determined to contain a beneficial conversion feature. As a result, a discount on convertible promissory notes totaling $488,678, including $170,131 to the employee, was recorded with a corresponding credit to additional paid-in capital. Discount amortization for the six month period ended January 31, 2015 amounted to $181,277.  Discount amortization totaling $21,489 was recorded on the books of 3D MakerJet Asia, LTD through the date of acquisition of November 5, 2014.  The net convertible note balance of $21,489 was included in the acquisition described in Note 3.

Description	Balance January 31, 2015	Balance July 31, 2014
19 Convertible promissory notes in amounts ranging from $7,000 to $131,631, all maturing within one year, bearing interest at 15% per annum, convertible into common stock at the conversion price of $0.001 per share	$488,678	$239,178
Less original beneficial conversion feature discount	(488,678)	(239,178)
Discount amortization	218,509	15,743
Unamortized discount	(270,169)	(223,435)
Net	$218,509	$15,743

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

On various dates during the six month period ended January 31, 2015, the Company recorded increases totaling $187,500 to additional paid-in capital related to beneficial conversion features on convertible promissory notes.

On November 5, 2014, 26,000,000 shares of the Company’s common stock were issued to the holder of 3D MakerJet Asia’s common stock in exchange for his shares of 3D MakerJet Asia (see Note 3).

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of January 31, 2015 through March 23, 2015, the date when the financial statements were issued, and identified the following reportable subsequent event:

Subsequent to the end of the period, the Company issued convertible promissory notes totaling $31,000.  The notes mature within one year, carry interest at 15%, and are convertible into the common stock of the Company at a conversion price of $0.001 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

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

We are committed to supplying the best plastic, medical, culinary, and powderless metal 3D printers in the industry, and we are supplied by one of the largest and most experienced 3D printing research, development and manufacturing entities in the world. 3D MakerJet’s research and development partner and manufacturer, ZBOT / Guangzhou DNSPOWER Design Co. LTD, was founded in 2000, and we believe is a leader in the 3D printing industry. A cutting-edge developer in the plastics and manufacturing sector, ZBOT won the coveted CDA National Design Award for its ZBOT 3D Printer, which is the platform of the 3D MakerJet printer line, making their 3D printer the only CDA winner at the Civilian level, reﬂecting the product’s superior quality, as well as the manufacturer's comprehensive strength, commitment and capabilities.

Our 3D Printers

The 3D Makerjet Originator i1 is a state-of-the-art 3D printer that can utilize almost any of the currently manufactured plastic filaments supplied to the industry. It does, however, come with its own proprietary filament that we believe is head and shoulders above the rest in terms of quality and ease of use. The Originator’s power feed system ensures smooth and continuous function and accurate and detailed reproduction. We believe the Originator outperforms almost any printer not only at its price point but those that cost twice as much. It is an advanced machine at an entry level price. The Originator i1 has print dimensions of 150x150x140mm and weighs only 8 kg. Three larger models capable of building bigger objects are currently available to be special ordered. The Originator i2 will handle print dimensions of 250x150x140mm. The Originator 20 will handle a whopping 250x250x200mm. The Originator 35 has print dimensions of 250x250x350 mm.  The Originator 46 does 350x350x460mm in PLA only. The Originator 50 will print 500x500x600mm. A smaller, even less expensive model designed for school and institutional use is expected to be available in the near future.

Model	Originator i1	Originator i2	Originator 20	Originator 35	Originator 46	Originator 50
Print Dimensions	150 x 150 y 140 z mm	250 x 150 y 140 z mm	250 x 250 y 200 z mm	250 x 250 y 350 z mm	350 x 350 y 460 z mm	500 x 500 y 600 z mm
Overall Dimensions	L) 375 mm W) 370mm H) 380mm	L) 475 mm W) 270 mm H) 380 mm	L) 590 mm W) 522 mm H) 710 mm	L) 590 mm W) 522 mm H) 710 mm	L) 490 mm W) 420 mm H) 820 mm	L) 640 mm W) 570 mm H) 760 mm
Weight	16.7 kg	18 kg	30 kg	50 kg	50 kg	70 kg
Layer Thickness	0.1 - 0.4 m (Adjustable)	0.1 - 0.4 m (Adjustable)	0.1 - 0.4 m (Adjustable)	0.1 - 0.4 m (Adjustable)	0.1 - 0.4 m (Adjustable)	0.1 - 0.4 m (Adjustable)
Precision	±0.1mm - 100mm	±0.1mm - 100mm	±0.1mm - 100mm	±0.1mm – 100mm	±0.1mm – 100mm	±0.1mm – 100mm
Speed	30 - 100mm/s	30 - 100mm/s	30 - 100mm/s	25 - 250mm/s	25 - 250mm/s	25 - 250mm/s
Wattage	250 W	250 W	250 W	250 W	250 W	250 W
Nozzle Temperature	180℃ - 250℃	180℃ - 250℃	250℃	250℃	210℃	180℃ - 250℃
Power Supply	VAC 50/60hz 110V-220V	VAC 50/60hz 110V-220V	VAC 50/60hz 110V-220V	VAC 50/60hz 110V-220V	VAC 50/60hz 110V-220V	VAC 50/60hz 110V-220V
Material	ABS / PLA	ABS / PLA	ABS	ABS	PLA	ABS / PLA

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

The chocolate 3D printer is already at the prototype stage and will have an expected U.S. retail price of under $500. The new chocolate 3D printers works just the opposite of the traditional plastic printers. Instead of heating the culinary media - it actually cools it as it is placed instead. We will find out more about the production timeline, and market introduction by end of May 2015.

The powderless metal 3D printer is expected to be available for delivery by April 2015 and will be able to use various metal stocks and won’t depend on the powdered alloys that so limit the effectiveness and scope of current metal printers. The preliminary size specifications for this new printer are expected to be approximately 3 feet tall, by 2 foot 6 inches wide.

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

We are developing a business plan focused on the sale of 3D printers, scanners and ancillary equipment.

For the three and six months ended January 31, 2015 and 2014, our operations were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014

REVENUES	$25,868	$-	$31,863	$-
COST OF REVENUES	(10,642)	-	(10,642)	-
GROSS PROFIT	15,226	-	21,221	-

OPERATING EXPENSES
General and administrative	17,278	2	50,481	502
Compensation	34,689	-	90,573	-
Professional fees	76,118	-	108,673	-
TOTAL OPERATING EXPENSES	128,085	2	249,727	502

LOSS FROM OPERATIONS	(112,859)	(2)	(228,506)	(502)

OTHER EXPENSE
Interest expense	(129,798)	(262)	(211,751)	(524)
TOTAL OTHER EXPENSE	(129,798)	(262)	(211,751)	(524)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(242,657)	$(264)	$(440,257)	$(1,026)

Results of Operations for the three and six month periods ended January 31, 2015 and 2014

Revenues

We have generated limited revenue since our inception. We have incurred losses since our inception. We do not expect to generate significant revenues until we successfully market and sell our 3D printers.

Operating Expenses

Operating expenses increased to $128,085 for the three months ended January 31, 2015 from $2 for the three months ended January 31, 2014.

Operating expenses increased to $249,727 for the six months ended January 31, 2015 from $502 for the six months ended January 31, 2014.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our 3D printer related activities and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Other Expenses

Other expenses increased to $129,798 for the three months ended January 31, 2015 from $262 for the three months ended January 31, 2014. Other expenses increased to $211,751 for the six months ended January 31, 2015 from $524 for the six months ended January 31, 2014. Other expenses consisted entirely of interest expenses for both periods. The increase is due to a number of convertible promissory notes issued in June 2014 through January 2015.

Net Loss

We incurred a net loss of $242,657 for the three months ended January 31, 2015, compared to a net loss of $264 for the three months ended January 31, 2014. We incurred a net loss of $440,257 for the six months ended January 31, 2015, compared to a net loss of $1,026 for the six months ended January 31, 2014.

Liquidity and Capital Resources

As of January 31, 2015, we had $61,186 in total current assets. We had current liabilities of $317,468 as of January 31, 2015. Accordingly, we had a working capital deficit of $256,282 as of January 31, 2015.

Operating activities used $203,122 in cash for the six months ended January 31, 2015, as compared with $2 used for the six months ended January 31, 2014. Our negative operating cash flow for January 31, 2015 was mainly a result of our net loss for the period, offset by the effects of debt discount amortization and the increase in accounts payable and accrued liabilities.

Investing activities for the six months ended January 31, 2015 generated $1,156 in cash, as compared with cash flows provided by financing activities of $0 for the six months ended January 31, 2014.

Financing activities for the six months ended January 31, 2015 generated $188,486 in cash, as compared with cash flows provided by financing activities of $0 for the six months ended January 31, 2014. Proceeds from financing activities consisted primarily of proceeds from convertible debt.

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

Going Concern

We were formed in January 2009. We have negative working capital and a net stockholders’ deficit of $231,974 at January 31, 2015 and have no sources of financing. While we are attempting to expand operations and produce revenues, our cash position may not be significant enough to support our daily operations. Management will seek funds from outside business contacts as needed. There can be no assurances to that our business plan will succeed.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3D MakerJet, Inc.

Date:	March 23, 2015

By:	/s/ John Crippen John Crippen
Title:	Chief Executive Officer and Director