Form 10-Q
period 2015-04-30
3D MAKERJET, INC.
filed 2015-06-15
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X .	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2015

.	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 333-157783

3D MakerJet, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-4083754
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4303 Vineland Road, F2, Orlando, FL 32811
(Address of principal executive offices)
(407) 930-0807
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 291,200,000 common shares as of June 15, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2015 are not necessarily indicative of the results that can be expected for the full year.

3D MAKERJET, INC.

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2015 AND JULY 31, 2014

(UNAUDITED)

ASSETS	April 30, 2015	July 31, 2014

Current Assets
Cash	$5,906	$19,923
Inventory	51,638	62,000
Total current assets	57,544	81,923

Property, plant and equipment, net of accumulated depreciation of $13,592 and $3,370, respectively	13,741	23,963
Prepaid expenses and other assets	7,234	7,234
Total Assets	$78,519	$113,120

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$110,640	$54,751
Convertible notes payable, net of discount of $166,440 and $223,435, respectively	403,238	15,743
Due to related parties	-	62,000
Total Liabilities	513,878	132,494

Stockholders’ Deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock; $0.001 par value; 300,000,000 shares authorized; 291,200,000 and 265,200,000 shares issued and outstanding at April 30, 2015 and July 31, 2014, respectively	291,200	265,200
Additional paid-in capital	233,468	25,285
Accumulated deficit	(960,027)	(309,859)
Total Stockholders’ Deficit	(435,359)	(19,374)
Total Liabilities and Stockholders’ Deficit	$78,519	$113,120

See accompanying notes to the financial statements.

3D MAKERJET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS ENDED APRIL 30, 2015 AND 2014

(UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014

REVENUES	$9,325	$-	$41,188	$-
COST OF REVENUES	(3,105)	-	(13,747)	-
GROSS PROFIT	6,220	-	27,441	-

OPERATING EXPENSES
General and administrative	17,144	-	67,625	-
Compensation	39,475	-	130,048	-
Professional fees	29,882	-	138,555	502
TOTAL OPERATING EXPENSES	86,501	-	336,228	502

LOSS FROM OPERATIONS	(80,281)	-	(308,787)	(502)

OTHER INCOME (EXPENSE)
Interest expense	(129,630)	(141)	(341,381)	(665)
Gain on forgiveness of debt	-	48,287	-	48,287
TOTAL OTHER INCOME (EXPENSE)	(129,630)	48,146	(341,381)	47,622

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(209,911)	$48,146	$(650,168)	$47,120

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	291,200,000	265,200,000	281,961,905	265,200,000

See accompanying notes to the financial statements.

3D MAKERJET, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

THE PERIOD FROM JULY 31, 2014 TO APRIL 30, 2015

(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Capital

Balance, July 31, 2014	-	$-	265,200,000	$265,200	$25,285	$(309,859)	$(19,374)

Beneficial conversion feature related to convertible promissory notes	-	-	-	-	194,026	-	194,026

Share exchange agreement with 3D MakerJet Asia Ltd.	-	-	26,000,000	26,000	14,157	-	40,157

Net loss for the nine months ended April 30, 2015	-	-	-	-	-	(650,168)	(650,168)

Balance, April 30, 2015	-	$-	291,200,000	$291,200	$233,468	$(960,027)	$(435,359)

See accompanying notes to the financial statements.

3D MAKERJET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2015 AND 2014

(UNAUDITED)

	Nine Months Ended April 30,
	2015	2014
Operating Activities
Net income (loss)	$(650,168)	$47,120
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on forgiveness of debt	-	(48,287)
Amortization of debt discount	291,532	-
Depreciation and amortization expense	10,222	-
Changes in operating assets and liabilities:
Inventory	11,273	-
Accounts payable and accrued liabilities	52,482	1,165
Net Cash Used in Operating Activities	(284,659)	(2)

Investing Activities
Cash received from acquisition of 3D MakerJet Asia	1,156	-
Net Cash Provided by Investing Activities	1,156	-

Financing Activities
Proceeds from related party	986	-
Proceeds from convertible debt	268,500	-
Net Cash Provided by Financing Activities	269,486	-

Net Increase (Decrease) in Cash	(14,017)	(2)
Cash at Beginning of Period	19,923	2
Cash at End of Period	$5,906	$-

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Financing Transactions:
Acquisition of 3D MakerJet Asia with common stock, net of cash received	$40,157	$-
Discount on convertible promissory notes due to beneficial conversion feature	$194,026	$-

See accompanying notes to the financial statements.

3D MAKERJET, INC.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2015

(UNAUDITED)

NOTE 1 – ORGANIZATION, BASIS OF ACCOUNTING AND SIGNIFICANT ACCOUNTING POLICIES

3D MakerJet, Inc. (the Company), formerly, known as American Business Change Agents, Inc., was incorporated under the laws of the State of Nevada on January 12, 2009.  The Company is developing a business plan focused on the sale of 3D printers, scanners, and ancillary equipment.

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

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of April 30, 2015 or July 31, 2014.  As the Company has incurred losses for all periods, the impact of the common stock equivalents would be antidilutive, and therefore, are not included in the calculation.

New Accounting Standards

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 amends previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption is permitted for financial statements that have not been previously issued.  The Company did not have any debt issuance costs by the end of its third quarter for fiscal year 2015, but plans to adopt ASU No. 2015-03 regarding the presentation of debt issuance costs for fiscal year 2016.

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

NOTE 2 – GOING CONCERN

The Company was formed in January 2009.  It has incurred cumulative losses since inception, has a negative working capital of $456,334 and an accumulated deficit of $960,027 at April 30, 2015, and has had recurring negative cash flows from operations.  While the Company is attempting to raise both debt and equity capital, expand operations and produce revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to seek funds from outside business contacts as needed.  There can be no assurances to that its business plan will succeed.  Accordingly, there is doubt that the Company will be able to realize its assets and liquidate its liabilities in the normal course of business operations.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – ACQUISITION

On November 5, 2014, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with 3D MakerJet Asia Ltd., a company formed under the Laws of Hong Kong (“3D MakerJet Asia”) and the shareholder of 3D MakerJet Asia.  As a result of the transaction (the “Exchange”), 3D MakerJet Asia became a wholly-owned subsidiary of the Company.  In accordance with the terms of the Exchange Agreement, at the closing, an aggregate of 26,000,000 shares of the Company’s common stock were issued to the holder of 3D MakerJet Asia’s common stock in exchange for his shares of 3D MakerJet Asia.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the above referenced transaction:

Category
Cash	$1,156
Inventory	911
Due from related party	62,986
Total assets acquired	65,053

Accrued interest	3,407
Convertible notes, net	21,489
Total liabilities assumed	24,896

Net assets acquired	$40,157

Proforma operating results, if the acquisition had taken place on August 1, 2014, the beginning of the earliest period presented, would be as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014

REVENUES	$9,325	$-	$41,188	$-
COST OF REVENUES	(3,105)	-	(13,747)	-
GROSS PROFIT	6,220	-	27,441	-

OPERATING EXPENSES
General and administrative	17,144	-	67,827	-
Compensation	39,475	-	130,048	-
Professional fees	29,882	-	138,555	502
TOTAL OPERATING EXPENSES	86,501	-	336,430	502

LOSS FROM OPERATIONS	(80,281)	-	(308,989)	(502)

OTHER INCOME (EXPENSE)
Interest expense	(129,630)	(141)	(358,592)	(665)
Gain on forgiveness of debt	-	48,287	-	48,287
TOTAL OTHER INCOME (EXPENSE)	(129,630)	48,146	(358,592)	47,622

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(209,911)	$48,146	$(667,581)	$47,120

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

On various dates from June 16, 2014 through April 15, 2015, the Company issued convertible promissory notes totaling $569,678, including $217,131 to an employee.  Of this amount, $239,178 was recorded during the year ended July 31, 2014, and $330,500, including $62,000 from the acquisition of 3D MakerJet Asia, was recorded during the nine months ended April 30, 2015.  At the time of issuance, the notes were evaluated and were determined to contain a beneficial conversion feature.  As a result, a discount on convertible promissory notes totaling $495,204, including $178,186 to the employee, was recorded with a corresponding credit to additional paid-in capital.  Discount amortization for the nine months ended April 30, 2015 amounted to $291,532.  Discount amortization, totaling $21,489, was recorded on the books of 3D MakerJet Asia through the date of acquisition of November 5, 2014.  The net convertible note balance of $21,489 was included in the acquisition described in Note 3.

Description	Balance, April 30, 2015	Balance, July 31, 2014
27 convertible promissory notes, in amounts ranging from $4,000 to $131,631, all maturing within one year, bearing interest at 15% per annum, convertible into common stock at the conversion price of $0.001 per share	$569,678	$239,178

Original beneficial conversion feature discount	(495,204)	(239,178)
Discount amortization	328,764	15,743
Unamortized discount	(166,440)	(223,435)
Net	$403,238	$15,743

NOTE 5 – STOCKHOLDERS’ DEFICIT

On September 30, 2014, our board of directors and majority shareholder approved a twenty-six for one (26:1) forward split of our issued and outstanding common stock.  The total number of authorized shares was not changed.  All share and per share information has been retroactively adjusted to reflect the reverse stock split in the financial statements and in the notes to the financial statements for all periods presented, to reflect the reverse stock split as if it occurred at beginning of the comparable year.

On various dates during the nine month period ended April 30, 2015, the Company recorded increases totaling $194,026 to additional paid-in capital related to beneficial conversion features on convertible promissory notes.

On November 5, 2014, 26,000,000 shares of the Company’s common stock were issued to the holder of 3D MakerJet Asia’s common stock in exchange for his shares of 3D MakerJet Asia (see Note 3).

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of April 30, 2015 through June 15, 2015, the date when the financial statements were issued, and identified the following reportable subsequent event:

Subsequent to the end of the period, the Company issued convertible promissory notes totaling $18,500.  The notes mature within one year, carry interest at 15%, and are convertible into the common stock of the Company at a conversion price of $0.001 per share.

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

Our 3D Printers

The 3D Makerjet Originator i1 is a state-of-the-art 3D printer that can utilize almost any of the currently manufactured plastic filaments supplied to the industry. It does, however, come with its own proprietary filament that we believe is head and shoulders above the rest in terms of quality and ease of use. The Originator’s power feed system ensures smooth and continuous function and accurate and detailed reproduction. We believe the Originator outperforms almost any printer not only at its price point but those that cost twice as much. It is an advanced machine at an entry level price. The Originator i1 has print dimensions of 150x150x140mm and weighs only 8 kg. We also carry larger models capable of building bigger objects. The Originator i2 handles print dimensions of 250x150x140mm. The Originator 35 has print dimensions of 250x250x350mm. The Originator 46 does 350x350x460mm in PLA only. The Originator 50 will print 500x500x500mm. The Originator D1 is smaller, even less expensive model designed for school and institutional use is available now.

Model	Originator D1	Originator i1	Originator i2	Originator 35	Originator 46	Originator 50
Print Dimensions	100 x 100 y 100 z	150 x 150 y 140 z mm	250 x 150 y 140 z mm	250 x 250 y 350 z mm	350 x 350 y 460 z mm	500 x 500 y 500 z mm
Overall Dimensions	L) 350 mm W) 340 mm H) 380 mm	L) 375 mm W) 370 mm H) 380 mm	L) 475 mm W) 270 mm H) 380 mm	L) 590 mm W) 522 mm H) 710 mm	L) 490 mm W) 420 mm H) 740 mm	L) 640 mm W) 570 mm H) 800 mm
Weight	13 kg	16.7 kg	18 kg	30 kg	44 kg	50 kg
Layer Thickness	0.1 - 0.5 m (Adjustable)	0.1 - 0.5 m (Adjustable)	0.1 - 0.5 m (Adjustable)	0.1 - 0.5 m (Adjustable)	0.1 - 0.5 m (Adjustable)	0.1 - 0.5 m (Adjustable)
Precision	±0.1mm - 100mm	±0.1mm - 100mm	±0.1mm - 100mm	±0.1mm - 100mm	±0.1mm - 100mm	±0.1mm - 100mm
Speed	30 - 100mm per second	30 - 100mm per second	30 - 100mm per second	25 - 250mm per second	25 - 200mm per second	25 - 200mm per second
Wattage	250 W	250 W	250 W	250 W	250 W	250 W
Nozzle Temperature	40℃ - 200℃ adjustable	40℃ - 250℃ adjustable	40℃ - 250℃ adjustable	40℃ - 250℃ adjustable	40℃ - 200℃ adjustable	40℃ - 200℃ adjustable
Power Supply	VAC 50/60hz 110V-220V	VAC 50/60hz 110V-220V	VAC 50/60hz 110V-220V	VAC 50/60hz 110V-220V	VAC 50/60hz 110V-220V	VAC 50/60hz 110V-220V
Material	PLA	ABS / PLA	ABS / PLA	ABS	PLA	PLA
Suggested Price	$399	$799	$999	$5,499	$5,999	$6,799

Originator i1 will retail for $799 plus tax and shipping. All i1 orders will be fulfilled out of our warehouse facility at our corporate offices, located in Orlando, Florida. Shipping times and charges vary depending upon carrier chosen, but normal ground is 10-14 days.

Pipeline Products

Our research and development partner and manufacturer, ZBOT, has created two additional printers: the Candy Printer and the Powderless Metal Printer; and a full size scanner.

The Powderless Metal Printer is expected to be available for delivery by fall 2015 and will be able to use various metal stocks and won’t depend on the powdered alloys that so limit the effectiveness and scope of current metal printers. The preliminary size specifications for this new printer are expected to be approximately 3 feet tall, by 2 foot 6 inches wide.

The 3D MakerJet full size scanner is in our showroom and available for special order. This is a scanner capable of creating an image of a full grown human being or an object of equivalent size. This unit will come with its own standalone processor, display and proprietary software. Work on a hand sized small scanner is almost complete.

The new hand held Scanner H1 is also now available for special order and will be offered at a price that will be very attractive compared to the few similar sized scanners on the market.

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

Our Showroom

We have opened a showroom and corporate offices in Orlando, Florida, in the center of the popular “imagine” capital of the United States. Located in the Quorum Center, our new showroom is strategically located in the exciting nexus of neighboring stalwarts such as Universal Studios® and Disney Resorts®.

The new 3D showroom fronts the home offices, warehousing and fulfillment center for the Company.

Operations

We have not generated significant revenues from our planned principal operations. However, we cannot take advantage of being an emerging growth company under the JOBS Act because we had gone public prior to December 8, 2011.

We are developing a business plan focused on the sale of 3D printers, scanners and ancillary equipment.

For the three and nine months ended April 30, 2015 and 2014, our operations were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014

REVENUES	$9,325	$-	$41,188	$-
COST OF REVENUES	(3,105)	-	(13,747)	-
GROSS PROFIT	6,220	-	27,441	-

OPERATING EXPENSES
General and administrative	17,144	-	67,625	-
Compensation	39,475	-	130,048	-
Professional fees	29,882	-	138,555	502
TOTAL OPERATING EXPENSES	86,501	-	336,228	502

LOSS FROM OPERATIONS	(80,281)	-	(308,787)	(502)

OTHER INCOME (EXPENSE)
Interest expense	(129,630)	(141)	(341,381)	(665)
Gain on forgiveness of debt	-	48,287	-	48,287
TOTAL OTHER INCOME (EXPENSE)	(129,630)	48,146	(341,381)	47,622

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(209,911)	$48,146	$(650,168)	$47,120

Results of Operations for the Three- and Nine-Month Periods Ended April 30, 2015 and 2014

Revenues

We have generated limited revenue since our inception. We have incurred losses since our inception. We do not expect to generate significant revenues until we successfully market and sell our 3D printers.

Operating Expenses

Operating expenses increased to $86,501 for the three months ended April 30, 2015 from $0 for the three months ended April 30, 2014. Our operating expenses consisted of general and administrative, compensation and professional fees.

Operating expenses increased to $336,228 for the nine months ended April 30, 2015 from $502 for the nine months ended April 30, 2014. Our operating expenses consisted of general and administrative, compensation and professional fees.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our 3D printer related activities and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Other Expenses

Other expenses increased to $129,630 for the three months ended April 30, 2015 from other income of $48,146 for the three months ended April 30, 2014. Other expenses increased to $341,381 for the nine months ended April 30, 2015 from other income of $47,622 for the nine months ended April 30, 2014. Other expenses consisted primarily of interest expense. The increase is due to a number of convertible promissory notes issued from June 16, 2014 through April 15, 2015.

Net Loss

We incurred a net loss of $209,911 for the three months ended April 30, 2015, compared to net income of $48,146 for the three months ended April 30, 2014. We incurred a net loss of $650,168 for the nine months ended April 30, 2015, compared to net income of $47,120 for the nine months ended April 30, 2014.

Liquidity and Capital Resources

As of April 30, 2015, we had $57,544 in total current assets. We had current liabilities of $513,878 as of April 30, 2015. Accordingly, we had a working capital deficit of $456,334 as of April 30, 2015.

Operating activities used $284,659 in cash for the nine months ended April 30, 2015, as compared with $2 used for the nine months ended April 30, 2014. Our negative operating cash flow for April 30, 2015 was mainly a result of our net loss for the period, offset by the effects of debt discount amortization and the increase in accounts payable and accrued liabilities.

Investing activities for the nine months ended April 30, 2015 generated $1,156 in cash, as compared with $0 for the nine months ended April 30, 2014.

Financing activities for the nine months ended April 30, 2015 generated $269,486 in cash, as compared with $0 for the nine months ended April 30, 2014. Proceeds from financing activities consisted primarily of proceeds from convertible debt.

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

Going Concern

We were formed in January 2009. We have negative working capital of $456,334 and an accumulated deficit of $960,027 at April 30, 2015, and have had recurring negative cash flows from operations. While we are attempting to expand operations and produce revenues, our cash position may not be significant enough to support our daily operations. Management will seek funds from outside business contacts as needed. There can be no assurances that our business plan will succeed.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of April 30, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3D MakerJet, Inc.

Date:	June 15, 2015
By:	John Crippen
John Crippen
Title:	Chief Executive Officer and Director