Form 10-K
period 2015-07-31
3D MAKERJET, INC.
filed 2015-11-02
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X .	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

.	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-157783

3D MakerJet, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-4083754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4303 Vineland Rd. F2, Orlando, Florida	32811
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (407) 930-0807

Securities registered under Section 12(b) of the Exchange Act
Title of each class	Name of each exchange on which registered
None	not applicable

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 291,200,000 as of October 30, 2015.

PART I

Item 1. Business

Overview

We are a Nevada corporation based out of Orlando, Florida. We participate in cutting edge development and import and sell state of the art 3D printers, scanners, and ancillary equipment. Our mission is to provide individual and corporate customers with the most advanced and reliable cutting edge 3D printing technology in the most cost effective packages available in the marketplace at whatever level is appropriate for their needs. We want our business to be the “go to” vendor of 3D printers for individuals and businesses. Our focus is on the development of powderless metal and medical printers and printing technology.

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

We are committed to supplying the best plastic, medical, culinary, and powderless metal 3D printers in the industry, and we are supplied by one of the largest and most experienced 3D printing research, development and manufacturing entities in the world. 3D MakerJet’s research and development partner and manufacturer, ZBOT / Guangzhou DNSPOWER Design Co. LTD, was founded in 2000, and is a leader in the 3D printing industry. A cutting-edge developer in the manufacturing sector, ZBOT won the coveted CDA National Design Award for its ZBOT 3D Printer, which is the platform of the 3D MakerJet printer line, making their 3D printer the only CDA winner at the Civilian level, reﬂecting the product’s superior quality, as well as the manufacturer's comprehensive strength, commitment and capabilities.

Manufacturing

On March 20, 2014, 3D MaketJet Asia Ltd. entered into an agreement with our Chinese manufacturer and developer, ZBOT / Guangzhou, for all of our products. We subsequently acquired 3D MakerJet Asia. The agreement is for two years and may be terminated on 30 days’ notice in the event of an uncured breach. We have a good working relationship with our manufacturer.

We will pursue intellectual property rights in the United States, where applicable, to endeavor to protect the technology and know-how belonging to the manufacturer. Under the agreement, we are responsible to maintain minimum orders, warehouse purchased product, and conduct all marketing and selling efforts in the United States.

Products and Services

Products:

Our 3D Printers

The 3D Makerjet Originator i1 is a state-of-the-art 3D printer that can utilize almost any of the currently manufactured plastic filaments supplied to the industry. It does, however, come with its own proprietary filament that we believe is head and shoulders above the rest in terms of quality and ease of use. The Originator’s power feed system ensures smooth and continuous function and accurate and detailed reproduction. We believe the Originator outperforms almost any printer not only at its price point but those that cost twice as much. It is an advanced machine at an entry level price. The Originator i1 has print dimensions of 150x150x140mm and weighs only 8 kg. We also carry larger models capable of building bigger objects. The Originator i2 handles print dimensions of 250x150x140mm. The Originator 35 has print dimensions of 250x250x350mm. The Originator 46 does 350x350x460mm in PLA only. The Originator 50 will print 500x500x500mm. The Originator D1 is smaller, even less expensive model designed for school and institutional use is available now. We also can supply custom printers in any size variation. ZBOT has manufactured printers up to a size of 28’x 28’ x 10’.

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

Originator i1 currently retails for $799 plus tax and shipping. All i1 orders are fulfilled out of our warehouse facility at our corporate offices, located in Orlando, Florida. Shipping times and charges vary depending upon carrier chosen, but normal ground is 10-14 days.

Pipeline Products

Our research and development partner and manufacturer, ZBOT / Guangzhou, has created two additional printers: the Food Printer and the Powderless Metal Printer; and a full size scanner.

The Powderless Metal Printer is expected to be available for delivery by spring 2016 and will be able to use various metal stocks and won’t depend on the powdered alloys that so limit the effectiveness and scope of current metal printers. The preliminary size specifications for this new printer are expected to be approximately 3 feet tall, by 2 foot 6 inches wide.

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

Competition

We compete with a number of well-established companies with more resources and brand name recognition than we have. A few of these include:

▪

Dassault Systemes: (DASTY) With its SolidWorks software, France-based Dassault Systemes has one of the best known software packages for 3D designers and creators.

▪

Stratasys/Makerbot: With its acquisition of MakerBot, the company leaped into the consumer market, or at least the professional amateur (pro-am) market..

▪

Autodesk: 3D printing is amazing, but you can’t print if you don’t have a digital file, a computer modeled version that communicates with the printer itself. That’s where AutoCAD software from Autodesk comes into play. The company supports major industries, inventors, entrepreneurs, and even consumers with its apps and full suite of software.

▪

3D Systems: This company has captured the attention of many Wall Street analysts due to its product mix (mostly high end industrial 3D printers, but also a growing consumer line), strong patents, and its sales of high margin materials.

▪

HP: A leader in the 2D printer market, and its market share was nearly 40% in 2013. The company believes that 3D printing is a natural progression of its 2D printer business, where it has a sizeable share.

▪

Shapeways: The largest 3D printing marketplace in the world, and has brought millions of 3D printed products to market since its inception in 2007. While some companies like Makerbot are trying to bring cheap 3D printers to the masses, Shapeways thinks it can do 3D printing more cost-effectively by having makers offload that work to Shapeways’ 3D printers. Shapeways is aggressively working with companies like Adobe to bring 3D printing functionality to tools like Photoshop, and they continually refine their developer portal and API to ensure better 3D printing apps and tools are brought to market.

Employees

As of the date of this Current Report, the Company has 3 full-time employees, John Crippen, Christopher Alden and Taylor Touchette.

Item 2. Properties

We lease space for our corporate offices at 4303 Vineland Rd. F2, Orlando, Florida 32011. The term of the lease is June 1, 2014 through August 31, 2017. The property is 1,933 square feet.

We account for the lease on the straight-line basis and are recording monthly rent expense of $2,045. Total rent expense for the year ended July 31, 2015 was $24,544.

Minimum future lease commitments are as follows:

Year Ending July 31,	Amount

2016	$26,518
2017	27,313
2018	2,332
Total	$56,163

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

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We recently enlisted a market maker to enable us to quote on the OTCPink quotation service. Our symbol on the OTCPink is MRJT. There is presently no trading of our common stock. We can provide no assurance that a public market will materialize.

Holders of Our Common Stock

As of October 30, 2015, we had 291,200,000 shares of our common stock issued and outstanding, held by twenty-nine (29) shareholders of record, with others holding shares in street name.

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

Results of Operations for the years ended July 31, 2015 and 2014

Revenues

We generated revenues of $20,091 for the year ended July 31, 2015, as compared with $0 for the year ended July 31, 2014. The increase was attributable to the sales of our 3D printers which started during the year ended July 31, 2015. Our cost of sales was $10,865 for the year ended July 31, 2015, which resulted in gross profits of $9,226 or 46% of revenues.

We have generated limited revenue since our inception. We have incurred losses since our inception. We do not expect to generate significant revenues until we successfully market and sell our 3D printers. As we are just introducing product into the market, we are not sure what future margins will be with our limited operating history.

Operating Expenses

Operating expenses increased to $406,926 for the year ended July 31, 2015, from $224,746 for the year ended July 31, 2014. Our operating expenses for the year ended July 31, 2015 consisted of general and administrative expenses in the amount of $84,374, professional fees in the amount of $156,718, and compensation of $165,834. In comparison, our operating expenses for the year ended July 31, 2014 consisted of general and administrative expenses in the amount of $94,423, professional fees in the amount of $118,123, and compensation of $12,200.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our 3D printer related activities and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Other Expenses

Other expenses increased to $289,981 for the year ended July 31, 2015, from other income of $29,338 for the year ended July 31, 2014. Other expenses consisted primarily of interest expense. The increase is due to a number of convertible promissory notes issued from June 16, 2014 through April 15, 2015.

Net Loss

We incurred a net loss of $687,681 for the year ended July 31, 2015, compared to a net loss of $195,408 for the year ended July 31, 2014.

Liquidity and Capital Resources

As of July 31, 2015, we had $68,808 in total current assets. We had current liabilities of $417,638 as of July 31, 2015. Accordingly, we had a working capital deficit of $348,830 as of July 31, 2015.

Operating activities used $387, 292 in cash for the year ended July 31, 2015, as compared with $253,924 used for the year ended July 31, 2014. Our negative operating cash flow for the year ended July 31, 2015 was mainly a result of our net loss for the period, offset by the effects of debt discount amortization and the increase in accounts payable and accrued liabilities.

Investing activities for the year ended July 31, 2015 generated $1,157 in cash, as compared with using $27,333 for the year ended July 31, 2014.

Financing activities for the year ended July 31, 2015 generated $380,500 in cash, as compared with $301,178 for the year ended July 31, 2014. Proceeds from financing activities consisted primarily of proceeds from convertible debt.

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

Going Concern

We were formed in January 2009. We have negative working capital of $348,830 and an accumulated deficit of $997,540 at July 31, 2015 and have no sources of financing. While we are attempting to expand operations and produce revenues, our cash position may not be significant enough to support our daily operations. Management will seek funds from outside business contacts as needed. There can be no assurances to that our business plan will succeed.

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

Off Balance Sheet Arrangements

As of July 31, 2015, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-3	Consolidated Balance Sheets as of July 31, 2015 and 2014
F-4	Consolidated Statements of Operations for the years ended July 31, 2015 and 2014
F-5	Consolidated Statements of Stockholders’ Deficit for the years ended July 31, 2015 and 2014
F-6	Consolidated Statements of Cash Flows for the years ended July 31, 2015 and 2014
F-7	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

3D MakerJet, Inc.

We have audited the accompanying consolidated balance sheet of 3D MakerJet, Inc. as of July 31, 2015 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 3D MakerJet, Inc. as of July 31, 2015 and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

ThayerONeal CPAs

/s/ ThayerONeal CPAs

Sugar Land, Texas

October 30, 2015

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

L.L. Bradford & Company

/s/ L.L. Bradford & Company

Sugar Land, Texas

September 15, 2014

3D MAKERJET, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2015 AND 2014

ASSETS	July 31, 2015	July 31, 2014

Current Assets
Cash	$14,288	$19,923
Inventory	54,520	62,000
Total current assets	68,808	81,923

Equipment, net of accumulated depreciation of $17,036 and $3,370, respectively	10,297	23,963
Prepaid expenses and other current assets	7,234	7,234
Total Assets	$86,339	$113,120

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$119,672	$54,751
Current convertible notes payable, net of discount of $212,712 and $223,435, respectively	297,966	15,743
Due to related parties	-	62,000
Total current liabilities	417,638	132,494

Long-term Debt Convertible notes payable, net of discount of $66,998 and $0, respectively	61,002	-
Notes payable	43,000	-
Total Liabilities	521,640	132,494

Stockholders’ Deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock; $0.001 par value; 300,000,000 shares authorized; 291,200,000 and 265,200,000 shares issued and outstanding at July 31, 2015 and 2014, respectively	291,200	265,200
Additional paid-in capital	271,039	25,285
Accumulated deficit	(997,540)	(309,859)
Total Stockholders’ Deficit	(435,301)	(19,374)

Total Liabilities and Stockholders’ Deficit	$86,339	$113,120

See accompanying notes to the consolidated financial statements.

3D MAKERJET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JULY 31, 2015 AND 2014

	Years Ended July 31,
	2015	2014

REVENUES	$20,091	$-
COST OF REVENUES	(10,865)	-
GROSS PROFIT	9,226	-

OPERATING EXPENSES
General and administrative	84,374	94,423
Compensation	165,834	12,200
Professional fees	156,718	118,123
TOTAL OPERATING EXPENSES	406,926	224,746

LOSS FROM OPERATIONS	(397,700)	(224,746)

OTHER INCOME (EXPENSE)
Interest expense	(289,981)	(18,949)
Gain on forgiveness of debt	-	48,287
TOTAL OTHER INCOME (EXPENSE)	(289,981)	29,338

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(687,681)	$(195,408)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	284,290,411	265,200,000

See accompanying notes to the consolidated financial statements.

3D MAKERJET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JULY 31, 2015 AND 2014

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Capital

Balance, July 31, 2013	-	$-	265,200,000	$265,200	$(244,200)	$(114,451)	$(93,451)

Beneficial conversion feature related to convertible promissory notes	-	-	-	-	239,178	-	239,178

Forgiveness of related party debt	-	-	-	-	30,307	-	30,307

Net loss for the year ended July 31, 2014	-	-	-	-	-	(195,408)	(195,408)

Balance, July 31, 2014	-	-	265,200,000	265,200	25,285	(309,859)	(19,374)

Beneficial conversion feature related to convertible promissory notes	-	-	-	-	231,597	-	231,597

Share Exchange Agreement with 3D MakerJet Asia Ltd.	-	-	26,000,000	26,000	14,157	-	40,157

Net loss for the year ended July 31, 2015	-	-	-	-	-	(687,681)	(687,681)

Balance, July 31, 2015	-	$-	291,200,000	$291,200	$271,039	$(997,540)	$(435,301)

See accompanying notes to the consolidated financial statements.

3D MAKERJET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE YEARS ENDED JULY 31, 2015 AND 2014

	Year Ended July 31,
	2015	2014
Operating Activities
Net loss	$(687,681)	$(195,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	-	(48,287)
Amortization of debt discount	215,833	15,743
Depreciation and amortization expense	13,666	3,370
Changes in operating assets and liabilities:
Inventory	8,391	(62,000)
Prepaid expenses and other current assets	-	(7,234)
Accounts payable and accrued liabilities	62,499	39,892
Net Cash Used in Operating Activities	(378,292)	(253,924)

Investing Activities
Purchase of property and equipment	-	(27,333)
Acquisition of 3D Makerjet Asia, net of cash	1,157	-
Net Cash Provided by (Used in) Investing Activities	1,157	(27,333)

Financing Activities
Advances from related party	-	62,000
Proceeds from debt	380,500	239,178
Net Cash Provided by Financing Activities	380,500	301,178

Net Increase (Decrease) in Cash	(5,635)	19,921
Cash at Beginning of Period	19,923	2
Cash at End of Period	$14,288	$19,923

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Financing Transactions:
Increase in additional paid-in capital due to forgiveness of Loan payable to Company’s President	$-	$30,307
Discount on convertible promissory notes due to beneficial conversion feature	$231,957	$239,178
Acquisition of 3D Makerjet Asia with common stock, net of asset received	$39,001	$-

See accompanying notes to the consolidated financial statements.

3D MAKERJET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

3D MakerJet, Inc. (“3D MakerJet” or the “Company”), formerly known as American Business Change Agents, Inc., was incorporated under the laws of the State of Nevada on January 12, 2009.

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

Inventory

Inventory is valued at cost using the first-in, first-out cost flow assumption. All inventories consist of finished products ready for sale.

Extinguishment of Debt

The Company accounts for debt extinguishment pursuant FASB ASC 470-50-40 Debt Modifications and Extinguishments – De-recognition which provides that the net carrying amount of extinguished debt shall be recognized currently in income of the period of extinguishment as losses or gains and moreover, extinguishment transaction between related entities can be in capital transaction and should be identified as a separate item.

Beneficial Conversion Features

From time to time, the Company may issue convertible notes that may contain a beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of promised conversion price in the note agreement. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the straight line method.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less an amount for estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) the seller has transferred to the buyer the significant risks and rewards of ownership of the goods; (ii) the seller does not retain continuing managerial involvement to the degree usually associated with ownership or effective control over the goods sold; (iii) the amount of revenue can be measured reliably; (iv) it is probable that the economic benefits associated with the transaction will flow to the seller; and (v) any costs incurred or to be incurred related to the sale can be measured reliably.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740—Income Taxes, which requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. The Company provides for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

FASB ASC 740 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions that meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns. The Company files tax returns in the U.S. and states in which it has operations and is subject to taxation. Tax years subsequent to the 2011 tax year ended July 31, 2012 remain open to examination by U.S. federal and state tax jurisdictions.

Fair Value of Financial Instruments

3D MakerJet’s financial instruments consist of accounts payable, accrued liabilities, short-term and long-term debt. The carrying amount of payables approximates fair value because of the short-term nature of these items. The carrying amount of short-term and long-term debt approximates fair value due to the relationship between the interest rate on debt and 3D MakerJet’s incremental risk adjusted borrowing rate.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of July 31, 2015 or 2014. There are no shares included in the earnings per share calculation for the years ended July 31, 2015 or 2014 related to the Company's convertible note outstanding because the Company’s average stock price did not exceed the conversion price, and accordingly, there is no conversion spread. The Company has incurred losses for all periods, the impact of the common stock equivalents would be antidilutive and therefore are not included in the calculation.

Equipment

Equipment is recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter. The estimated useful life by asset description is noted in the following table:

Asset Description	Estimated Useful Life (years)
Showroom equipment	2

Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in other income.

Recently Issued Accounting Standards

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

NOTE 3 – GOING CONCERN

The Company was formed in January 2009. It has incurred cumulative losses since inception, has a negative working capital of $348,830 and an accumulated deficit of $997,540 at July 31, 2015, and has had recurring negative cash flows from operations. While the Company is attempting to raise both debt and equity capital, expand operations and produce revenues, the Company’s cash position may not be significant enough to support the company’s daily operations. Management intends to seek funds from outside business contacts as needed. There can be no assurances to that its business plan will succeed. Accordingly, there is doubt that the Company will be able to realize its assets and liquidate its liabilities in the normal course of business operations.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at July 31, 2015 and 2014:

	July 31, 2015	July 31, 2014

3D Printers and scanning equipment	$27,333	$27,333
Less: accumulated depreciation and amortization	(17,036)	(3,370)
Property and equipment, net	$10,297	$23,963

Depreciation expense for the years ended July 31, 2015 and 2014 amounted to $13,666 and $3,370, respectively.

NOTE 5 – ACQUISITION

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

Pro-forma operating results, if the acquisition had taken place on August 1, 2014, the beginning of the earliest period presented, would be as follows:

	Years Ended July 31,
	2015	2014

REVENUES	$20,091	$-
COST OF REVENUES	(10,865)	-
GROSS PROFIT	9,226	-

OPERATING EXPENSES
General and administrative	84,576	212,949
Compensation	165,834	13,239
Professional fees	156,718	-
TOTAL OPERATING EXPENSES	407,128	226,188

LOSS FROM OPERATIONS	(397,902)	(226,188)

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	-	48,287
Interest expense	(307,192)	(26,634)
TOTAL OTHER INCOME (EXPENSE)	(307,192)	21,653

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(705,094)	$(204,535)

NOTE 6 – PROMISSORY NOTES

CONVERTIBLE PROMISSORY NOTES

On various dates from June 16, 2014 through July 20, 2015, the Company issued convertible promissory notes totaling $638,678, including $237,631 to an employee. Of this amount, $239,178 was recorded during the year ended July 31, 2014, and $399, 500, including $62,000 from the acquisition of 3D MakerJet Asia, was recorded during the year ended July 31, 2015. At the time of issuance, the notes were evaluated and were determined to contain a beneficial conversion feature. As a result, a discount on convertible promissory notes totaling $532,775, including $189,348 to the employee, was recorded with a corresponding credit to additional paid-in capital. Accumulated discount amortization for the year ended July 31, 2015 amounted to $253,065. Discount amortization, totaling $21,489, was recorded on the books of 3D MakerJet Asia through the date of acquisition of November 5, 2014. The net convertible note balance of $21,489 was included in the acquisition described in Note 5.

	Balance,	Balance,
Description	July 31, 2015	July 31, 2014
35 convertible promissory notes, in amounts ranging from $2,500 to $131,631, all maturing within one year except 7 notes, bearing interest at 15% per annum, convertible into common stock at the conversion price of $0.001 per share	$638,678	$239,178

Original beneficial conversion feature discount	(532,775)	(239,178)
Discount amortization	253,065	15,743
Unamortized discount	(279,710)	(223,435)

Net	$358,968	$15,743

Presented in the balance sheet as:

Description	Balance July 31, 2015	Balance July 31, 2014
Short-term	$297,966	$15,743
Long-term	61,002	-
Total	$358,968	$15,743

NON-CONVERTIBLE NOTES

On various dates from December 15, 2014 through July 13, 2015, the Company received $43,000 of cash proceeds through the issuance of three non-convertible promissory notes bearing interest at 5% per annum over the term.

NOTE 7 – STOCKHOLDERS’ DEFICIT

On September 30, 2014, our board of directors and majority shareholder approved a twenty-six for one (26:1) forward split of our issued and outstanding common stock. The total number of authorized shares was not changed. All share and per share information has been retroactively adjusted to reflect the forward split in the financial statements and in the notes to the financial statements for all periods presented, as if it occurred at beginning of the comparable year.

On various dates during the year ended July 31, 2015, the Company recorded increases totaling $231,597 to additional paid-in capital related to beneficial conversion feature on convertible promissory notes.

On November 5, 2014, 26,000,000 shares of the Company’s common stock were issued to the holder of 3D MakerJet Asia’s common stock in exchange for his shares of 3D MakerJet Asia (see Note 5).

NOTE 8 – INCOME TAXES

At July 31, 2015, the Company had unused federal and state net operating loss carryforwards available of approximately $522,543, which may be applied against future taxable income, if any, and which expire in various years through 2035.

This loss carry forward expires according to the following schedule:

Year Ending July 31,	Amount

2034	$125,121
2035	397,422
Total	$522,543

The Company’s deferred tax assets as of July 31, 2015 and 2014 are as follows:

	2015	2014
Benefit from net operating losses	$182,890	$43,792
Valuation allowance	(182,890)	(43,792)
Net tax expense	$-	$-

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company leases office space at 4303 Vineland Rd. F2, Orlando, Florida 32011. The term of the lease is June 1, 2014 through August 31, 2017.

The Company accounts for the lease on the straight-line basis and is recording monthly rent expense of $2,045. Total rent expense for the year ended July 31, 2015 was $24,544.

Minimum future lease commitments are as follows:

Year Ending July 31,	Amount

2016	$26,518
2017	27,313
2018	2,332
Total	$56,163

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of July 31, 2015 through October 30, 2015, the date when the financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On August 3, 2015, RBSM LLP resigned as our accountant. We have engaged Thayer O’Neal Company PLLC as our principal accountants effective August 3, 2015. The decision to change accountants was approved by our board of directors. For more information on the change in accountant, please see our Form 8-K filed with the Securities and Exchange Commission on August 19, 2015.

Item 9A. Controls and Procedures

(a)

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of July 31, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

▪

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

▪

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

▪

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of July 31, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending July 31, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

(d)

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fiscal year ended July 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officer and director:

Name	Age	Principal Positions With Us
John Crippen	65	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

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

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended July 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Crippen Chief Executive Officer, Principal Executive Officer and Director	2015 2014	84,000 13,962	0 0	0 0	0 0	0 0	0 0	0 22,500	84,000 36,462
Eric Forward Former Chief Financial Officer	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 3,010	0 3,010

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of July 31, 2015.

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

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 30, 2015, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of voting stock, except to the extent authority is shared by spouses under applicable law.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership (1)	% of Common Stock (2)
John Crippen	Common Stock	-	-
DIRECTORS AND OFFICERS – TOTAL (One Officer and Director)		-	-

5% SHAREHOLDERS
Market Milestones, Inc. 297 Kingsbury Grade, MB 4470 Stateline (Lake Tahoe), NV 89449	Common Stock	233,800,000 Shares	80%
Jason Zeng 160 Frederick St. Ste. 906 Toronto, ON Canada M5A4H9	Common Stock	26,000,000 Shares	9%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of October 30, 2015 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)

Based upon 291,200,000 shares issued and outstanding on October 30, 2015, plus the number of shares that such individual has the right to acquire within 60 days of such date.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), for the past two fiscal years there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On November 5, 2014, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with 3D MakerJet Asia Ltd., a company formed under the Laws of Hong Kong (“3D MakerJet Asia”) and the shareholder of 3D MakerJet Asia, Jason Zeng. As a result of the transaction, 3D MakerJet Asia became our wholly-owned subsidiary. In accordance with the terms of the Exchange Agreement, at the closing, an aggregate of 26,000,000 shares of our common stock were issued to Mr. Zeng in exchange for his shares of 3D MakerJet Asia.

We issued convertible promissory notes totaling $237,631 to Taylor Touchette, an employee and beneficial owner of Market Milestones Inc., a majority holder in our company. The notes were issued from July 2014 through May 2015. They all mature within one year, bear interest at 15% per annum, and may convert into common stock at the conversion price of $0.001 per share.

In March 2014, our former president, Edward Sundberg, forgave $30,307 of debt. The forgiveness amount is recorded as additional paid in capital.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have an independent director as of July 31, 2015.

Item 14. Principal Accounting Fees and Services

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided in connection with statutory and regulatory filings. Fees incurred were $32,649 and $16,950 for the years ended July 31, 2015 and 2014.

 Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2015 and 2014.

 Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended July 31, 2015.

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

October 30, 2015

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

October 30, 2015