Form 10-Q
period 2015-10-31
3D MAKERJET, INC.
filed 2015-12-18
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X .	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days       . Yes   X . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  X . Yes       . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

. Large accelerated filer . Non-accelerated filer	. Accelerated filer X . Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        . Yes   X . No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 291,200,000 common shares as of December 17, 2015.

PART I -FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

Consolidated Balance Sheets as of October 31, 2015 and July 31, 2015 (unaudited)	4
Consolidated Statements of Operations for the three months ended October 31, 2015 and 2014 (unaudited)	5
Consolidated Statements of Cash flows for the three months ended October 31, 2015 and 2014 (unaudited)	6
Notes to Consolidated Financial Statements	7

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

3D MAKERJET, INC.

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2015 AND JULY 31, 2015

(UNAUDITED)

ASSETS	October 31, 2015	July 31, 2015
Current Assets:
Cash	$13,758	$14,288
Inventory	52,081	54 ,520
Total current assets	65,839	68,808

Equipment, net of accumulated depreciation of $19,610 and $17,036, respectively	7,723	10,297
Prepaid expenses and other assets	7,234	7,234
Total Assets	$80,796	$86,339

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$179,366	$119,672
Convertible notes payable, net of discount of $228,474 and $212,712, respectively	478,204	297,966
Total Current Liabilities	657,570	417,638

Long-term Liabilities:
Convertible notes payable, net of discount of $0 and $66,998, respectively		61,002
Notes payable	43,000	43,000

Total Liabilities	700,570	521,640

Stockholders' Deficit:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock; $0.001 par value; 300,000,000 shares authorized; 291,200,000 and 265,200,000 shares issued and outstanding at October 31, 2015 and July 31, 2015, respectively	291,200	291,200
Additional paid-in capital	308,065	271,039
Accumulated deficit	(1,219,039)	(997,540)
Total Stockholders' Deficit	(619,774)	(435,301)
Total Liabilities and Stockholders' Deficit	$80,796	$86,339

See accompanying notes to the financial statements.

3D MAKERJET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED OCTOBER 31, 2015 AND 2014

(UNAUDITED)

	2015	2014
REVENUES	$12,000	$5,995
COST OF REVENUES	2,439	-
GROSS PROFIT	9,561	5,995

OPERATING EXPENSES:
General and administrative	22,194	33,203
Compensation	36,464	55,884
Professional fees	58,505	32,555
TOTAL OPERATING EXPENSES	117,163	121,642

LOSS FROM OPERATIONS	(107,602)	(115,647)
OTHER INCOME (EXPENSE)
Interest expense	(113,897)	(81,953)
PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(221,499)	$(197,600)
NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$-	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING :BASIC AND DILUTED	291,200,000	265,200,000

See accompanying notes to the financial statements.

3D MAKERJET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2015 AND 2014

(UNAUDITED)

	Three Months Ended October 31,
	2015	2014
Operating Activities:
Net loss	$(221,499)	$(197,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	88,262	66,855
Depreciation and amortization expense	2,574	3,445
Changes in operating assets and liabilities:
Accounts receivable	-	(2,276)
Inventory	2,439	(2,422)
Accounts payable and accrued liabilities	59,694	27,454
Net Cash Used in Operating Activities	(68,530)	(104,544)

Financing Activities
Proceeds from convertible debt	68,000	105,000
Net Cash Provided by Financing Activities	68,000	105,000

Net (Decrease) Increase in Cash	(530)	456
Cash at Beginning of Period	14,288	19,923
Cash at End of Period	$13,758	$20,379

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Financing Transactions:
Discount on convertible promissory notes due to beneficial conversion
feature	$37,026	$105,000

See accompanying notes to the financial statements.

3D MAKERJET, INC.

NOTES TO THE FINANCIAL STATEMENTS OCTOBER 31, 2015

(UNAUDITED)

NOTE 1 - ORGANIZATION, BASIS OF ACCOUNTING AND SIGNIFICANT ACCOUNTING POLICIES

3D MakerJet, Inc. (the Company) was incorporated under the laws of the State of Nevada on January 12, 2009. The Company is developing a business plan focused on the sale of 3D printers, scanners, and ancillary equipment.

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended July 31, 2015 and notes thereto contained in the Company's Annual Report on Form 10-K.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of October 31, 2015 or July 31, 2015. As the Company has incurred losses for all periods, the impact of the common stock equivalents would be antidilutive, and therefore, are not included in the calculation.

New Accounting Standards

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amends previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company did not have any debt issuance costs by the end of its first quarter for fiscal year 2016, but plans to adopt ASU No. 2015-03 regarding the presentation of debt issuance costs for fiscal year 2016.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company evaluates subsequent events from the date of the balance sheet through the date when the financial statements are issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them with the SEC on EDGAR system.

NOTE 2 -GOING CONCERN

The Company was formed in January 2009. It has incurred cumulative losses since inception, has a negative working capital of $591,731 and an accumulated deficit of $1,219,039 at October 31, 2015, and has had recurring negative cash flows from operations. While the Company is attempting to raise both debt and equity capital, expand operations and produce revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to seek funds from outside business contacts as needed. There can be no assurances to that its business plan will succeed. Accordingly, there is doubt that the Company will be able to realize its assets and liquidate its liabilities in the normal course of business operations.

The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - CONVERTIBLE PROMISSORY NOTES

On various dates from June 16, 2014 through October 31, 2015, the Company issued convertible promissory notes totaling $706,678, including $257,631 to an employee. Of this amount, $399,500, including $62,000 from the acquisition of 3D MakerJet Asia was recorded during the year ended July 31, 2015, and $68,000, was recorded during the three months ended October 31, 2015. At the time of issuance, the notes were evaluated and were determined to contain a beneficial conversion feature. As a result, a discount on convertible promissory notes totaling $569,800, including $200,238 to the employee, was recorded with a corresponding credit to additional paid-in capital. Accumulated discount amortization as of October 31, 2015 amounted to $341,327. Discount amortization, totaling $21,489, was recorded on the books of 3D MakerJet Asia through the date of acquisition of November 5, 2014.

Description	Balance, October 31, 2015	Balance, July 31, 2015
41 convertible promissory notes, in amounts ranging from $2,500 to $131,631, all maturing within one year, bearing interest at 15% per annum, convertible into common stock at the conversion price of $0.001 per share	$706,678	$638,678

Original beneficial conversion feature discount	(569,800)	(532,775)
Discount amortization	341,327	253,065
Unamortized discount	(228,473)	(279,710)
Net	$478,205	$358,958

 Presented in the balance sheet as:

Description	Balance October 31, 2015	Balance July 31, 2015
Short-term	$478,204	$297,966
Long-term	-	61,002
Total	$478,204	$358,968

NOTE 4 - STOCKHOLDERS' DEFICIT

On September 30, 2014, our board of directors and majority shareholder approved a twenty-six for one (26: 1) forward split of our issued and outstanding common stock. The total number of authorized shares was not changed. All share and per share information has been retroactively adjusted to reflect the reverse stock split in the financial statements and in the notes to the financial statements for all periods presented, to reflect the reverse stock split as if it occurred at beginning of the comparable year.

On various dates during the three month period ended October 31, 2015, the Company recorded increases totaling $37,026 to additional paid-in capital related to beneficial conversion features on convertible promissory notes.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of October 31, 2015 through December 19, 2015, the date when the financial statements were issued, and identified the following reportable subsequent event:

Subsequent to the end of the period, the Company issued convertible promissory notes totaling $47,500. The notes mature within one year, carry interest at 15%, and are convertible into the common stock of the Company at a conversion price of $0.001 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words ''believes," ''project," "expects," "anticipates," "estimates," "intends," "strategy," ''plan," ''may," ''will," ''would," ''will be," "will continue," "will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview

We are a Nevada corporation based out of Orlando, Florida. We import and sell state of the art 3D printers, scanners, and ancillary equipment. Our mission is to provide individual and corporate customers with the most advanced and reliable cutting edge 3D printing technology in the most cost effective packages available in the marketplace at whatever level is appropriate for their needs. We want our business to be the "go to" vendor of 3D printers for individuals and businesses.

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

We are committed to supplying the best plastic, medical, culinary, and powderless metal 3D printers in the industry, and we are supplied by one of the largest and most experienced 3D printing research, development and manufacturing entities in the world. 3D MakerJet's research and development partner and manufacturer, ZBOT I Guangzhou DNSPOWER Design Co. LTD, was founded in 2000, and we believe is a leader in the 3D printing industry. A cutting-edge developer in the plastics and manufacturing sector, ZBOT won the coveted CDA National Design Award for its ZBOT 3D Printer, which is the platform of the 3D MakerJet printer line, making their 3D printer the only CDA winner at the Civilian level, reflecting the product's superior quality, as well as the manufacturer's comprehensive strength, commitment and capabilities.

Our JD Printers

The 3D MakerJet Originator i1 is a state-of-the-art 3D printer that can utilize almost any of the currently manufactured plastic filaments supplied to the industry. It does, however, come with its own proprietary filament that we believe is head and shoulders above the rest in terms of quality and ease of use. The Originator's power feed system ensures smooth and continuous function and accurate and detailed reproduction. We believe the Originator outperforms almost any printer not only at its price point but those that cost twice as much. It is an advanced machine at an entry level price. The Originator il has print dimensions of 150xl50xl40mm and weighs only 8 kg. We also carry larger models capable of building bigger objects. The Originator i2 handles print dimensions of 250xl50x140mm. The Originator 35 has print dimensions of 250x250x350mm. The Originator 46 does 350x350x460mm in PLA only. The Originator 50 will print 500x500x500mm. The Originator Dl is smaller, even less expensive model designed for school and institutional use is available now.

Model	Originator D1	Originator i1	Originator i2	Originator 35	Originator 46	Originator 50
Print Dimensions	100 x 100 y 100 z	150 x 150 y 140 z mm	250 x 150 y 140 z mm	250 x 250 y 350 z mm	350 x 350 y 460 z mm	500 x 500 y 500 z mm
Overall Dimensions	L) 350 mm W) 340 mm H) 380 mm	L) 375 mm W) 370 mm H) 380 mm	L) 475 mm W) 270 mm H) 380 mm	L) 590 mm W) 522 mm H) 710 mm	L) 490 mm W) 420 mm H) 740 mm	L) 640 mm W) 570 mm H) 800 mm
Weight	13 kg	16.7 kg	18 kg	30 kg	44 kg	50 kg
Layer Thickness	0.1 - 0.5 m (Adjustable)	0.1 - 0.5 m (Adjustable)	0.1 - 0.5 m (Adjustable)	0.1 - 0.5 m (Adjustable)	0.1 - 0.5 m (Adjustable)	0.1 - 0.5 m (Adjustable)
Precision	±0.1mm - 100mm	±0.1mm - 100mm	±0.1mm - 100mm	±0.1mm - 100mm	±0.1mm - 100mm	±0.1mm - 100mm
Speed	30 - 100mm per second	30 - 100mm per second	30 - 100mm per second	25 - 250mm per second	25 - 200mm per second	25 - 200mm per second
Wattage	250 W	250 W	250 W	250 W	250 W	250 W
Nozzle Temperature	40℃ - 200℃ adjustable	40℃ - 250℃ adjustable	40℃ - 250℃ adjustable	40℃ - 250℃ adjustable	40℃ - 200℃ adjustable	40℃ - 200℃ adjustable
Power Supply	VAC 50/60hz 110V-220V	VAC 50/60hz 110V-220V	VAC 50/60hz 110V-220V	VAC 50/60hz 110V-220V	VAC 50/60hz 110V-220V	VAC 50/60hz 110V-220V
Material	PLA	ABS / PLA	ABS / PLA	ABS	PLA	PLA
Suggested Price	$399	$599	$999	$5,499	$5,999	$6,799

Originator i1 will retail for $599 plus tax and shipping. All orders will be fulfilled out of our warehouse facility at our corporate offices, located in Orlando, Florida. Shipping times and charges vary depending upon carrier chosen, but normal ground is 10-14 days.

Pipeline Products

Our research and development partner and manufacturer, ZBOT, has created two additional printers: the Candy Printer and the Powderless Metal Printer; and a full size scanner.

The Powderless Metal Printer is expected to be available for delivery by Fall 2015 and will be able to use various metal stocks and won't depend on the powdered alloys that so limit the effectiveness and scope of current metal printers. The preliminary size specifications for this new printer are expected to be approximately 3 feet tall, by 2 foot 6 inches wide.

The 3D MakerJet full size scanner is in our showroom and available for special order. This is a scanner capable of creating an image of a full grown human being or an object of equivalent size. This unit will come with its own standalone processor, display and proprietary software. Work on a hand sized small scanner is almost complete.

The new hand held Scanner HI is also now available for special order and will be offered at a price that will be very attractive compared to the few similar sized scanners on the market.

Recent Developments

Our Website

We launched a new interactive website complete with social media integration and daily live chat product support. We use two platforms currently -Facebook and Twitter- because it gives us the opportunity to share in the excitement and joy our customers are feeling when their ideas are made real. The same goes for support, so our customers get the most out of their 3D printing experience.

Our Showroom

We have opened a showroom and corporate offices in Orlando, Florida, in the center of the popular "imagine" capital of the United States. Located in the Quorum Center, our new showroom is strategically located in the exciting nexus of neighboring stalwarts such as Universal Studios® and Disney Resorts®.

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

Operating Expenses

Operating expenses decreased to $117,163 for the three months ended October 31, 2015 from $121,642 for the three months ended October 31, 2014. Our operating expenses consisted of general and administrative, compensation and professional fees.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our 3D printer related activities and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Other Expenses

Other expenses increased to $113,897 for the three months ended October 31, 2015 from other expenses of $81,953 for the three months ended October 31, 2014. Other expenses consisted entirely of interest expense. The increase is due to a number of convertible promissory notes issued from June 16, 2014 through October 31, 2015.

Net Loss

We incurred a net loss of $221,499 for the three months ended October 31, 2015, compared to net loss of $197,600 for the three months ended October 31, 2014.

Liquidity and Capital Resources

As of October 31, 2015, we had $65,839 in total current assets. We had current liabilities of $657,570 as of October 31, 2015. Accordingly, we had a working capital deficit of $591,731 as of October 31, 2015.

Operating activities used $68,530 in cash for the three months ended October 31, 2015, as compared with $104,544 used for the three months ended October 31, 2014. Our negative operating cash flow for October 31, 2015 was mainly a result of our net loss for the period, offset by the effects of debt discount amortization and the increase in accounts payable and accrued liabilities.

Financing activities for the three months ended October 31, 2015 generated $68,000 in cash, as compared with $105,000 for the three months ended October 31, 2014. Proceeds from financing activities consisted primarily of proceeds from convertible debt.

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

Going Concern

We were formed in January 2009. We have negative working capital of $591,731 and an accumulated deficit of $1,219,039 at October 31, 2015, and have had recurring negative cash flows from operations. While we are attempting to expand operations and produce revenues, our cash position may not be significant enough to support our daily operations. Management will seek funds from outside business contacts as needed. There can be no assurances that our business plan will succeed.

Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most "critical accounting polices" in the Management Discussion and Analysis. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of a company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Seasonality

We have not yet generated significant revenues. We are not yet aware as to whether there will be a significant seasonal impact in our business.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(aX4Xii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our Company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending July 31, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3D MakerJet, Inc.

Date:

December 17, 2015

By:

John Crippen

John Crippen

Title:

Chief Executive Officer and Director