Form 10-Q
period 2016-01-31
3D MAKERJET, INC.
filed 2016-03-15
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X .	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 130,200,000 common shares as of March 11, 2016.

PART I -FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

Consolidated Balance Sheets as of January 31, 2016 and July 31, 2015(unaudited)	3
Consolidated Statements of Operations for the three and six months ended January 31, 2016 and 2015 (unaudited)	4
Consolidated Statements of Cash flows for the six months ended January 31, 2016 and 2015 (unaudited)	5
Notes to Consolidated Financial Statements	6

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2016 are not necessarily indicative of the results that can be expected for the full year.

3D MAKERJET, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2016 AND JULY 31, 2015

(UNAUDITED)

ASSETS	January 31, 2016	July 31,2015
Current Assets:
Cash	$663	$14,288
Inventory	50,600	54,520
Total current assets	51,264	68,808

Equipment, net of accumulated depreciation of $24,759 and $19,610, respectively	5,148	10,297
Prepaid expenses and other assets	7,234	7,234
Total Assets	$63,646	$86,339

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$232,227	$119,672
Convertible notes payable, net of discount of $172,485 and $218,708, respectively	602,693	297,966
Total Current Liabilities	834,920	417,638

Long-term Liabilities:
Convertible notes payable, net of discount of $0 and $61,002, respectively	-	61,002
Notes payable	43,000	43,000

Total Liabilities	877,920	521,640

Stockholders' Deficit:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock; $0.001 par value; 300,000,000 shares authorized; 130,200,000 and 291,200,000 shares issued and outstanding at January 31, 2016 and July 31, 2015, respectively	130,200	291,200
Additional paid-in capital	780,659	271,039
Accumulated deficit	(1,725,134)	(997,540)
Total Stockholders' Deficit	(814,275)	(435,301)
Total Liabilities and Stockholders' Deficit	$63,646	$86,339

See accompanying notes to the financial statements.

3D MAKERJET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTH PERIODS ENDED JANUARY 31, 2016 AND 2015

(UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015

REVENUES	$-	$25,868	$12,000	$31,863
COST OF REVENUES	1,481	10,642	3,920	10,642
GROSS PROFIT	(1,481)	15,226	8,080	21,221

OPERATING EXPENSES:
General and administrative	299,872	17,278	322,066	50,481
Compensation	36,586	34,689	73,050	90,573
Professional fees	51,741	76,118	110,246	108,673
TOTAL OPERATING EXPENSES	388,199	128,085	505,362	249,727

LOSS FROM OPERATIONS	(389,680)	(112,859)	(497,282)	(228,506)
OTHER INCOME (EXPENSE)
Interest expense	(116,414)	(129,798)	(230,311)	(211,751)
PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(506,094)	$(242,657)	$(727,593)	$(440,257)
NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$-	$-	$-	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	130,134,783	289,787,049	207,163,043	277,493,662

See accompanying notes to the financial statements.

3D MAKERJET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2016 AND 2015

(UNAUDITED)

	Six Months Ended January 31,
	2016	2015
Operating Activities
Net loss	$(727,593)	$(440,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	175,844	181,277
Depreciation & amortization expense	5,149	6,889
Share based compensation	280,000	-
Changes in operating assets and liabilities:
Inventory	3,920	8,168
Accounts payable and accrued liabilities	112,555	40,801
Net Cash Used in Operating Activities	(150,125)	(203,122)
Investing Activities
Cash received from acquisition of 3D MakerJet Asia	-	1,156
Net Cash Used in Investing Activities	-	1,156
Financing Activities
Proceeds from related party	-	986
Proceeds from convertible debt	136,500	187,500
Net Cash Provided by Financing Activities	136,500	188,486
Net Increase (Decrease) in Cash	(13,625)	(13,480)
Cash at Beginning of Period	14,288	19,923
Cash at End of Period	$663	$6,443
Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Financing Transactions:
Acquisition of 3D MakerJet Asia with common stock, net of cash received	$-	$40,157
Discount on convertible promissory notes due to beneficial conversion feature	$87,583	$187,500

See accompanying notes to the financial statements.

3D MAKERJET, INC.

NOTES TO THE FINANCIAL STATEMENTS JANUARY 31, 2016

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of January 31, 2016 or July 31, 2015. As the Company has incurred losses for all periods, the impact of the common stock equivalents would be antidilutive, and therefore, are not included in the calculation.

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

NOTE 2 -GOING CONCERN

The Company was formed in January 2009. It has incurred cumulative losses since inception, has a negative working capital of $783,656 and an accumulated deficit of $1,725,134 at January 31, 2016, and has had recurring negative cash flows from operations. While the Company is attempting to raise both debt and equity capital, expand operations and produce revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to seek funds from outside business contacts as needed. There can be no assurances to that its business plan will succeed. Accordingly, there is doubt that the Company will be able to realize its assets and liquidate its liabilities in the normal course of business operations.

The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - CONVERTIBLE PROMISSORY NOTES

On various dates from May 28, 2014 through January 31, 2016, the Company issued convertible promissory notes totaling $775,178, including $275,631 to an employee. Of this amount, $399,500, including $62,000 from the acquisition of 3D MakerJet Asia was recorded during the year ended July 31, 2015, and $136,500, was recorded during the three months ended January 31, 2016. At the time of issuance, the notes were evaluated and were determined to contain a beneficial conversion feature. As a result, a discount on convertible promissory notes totaling $601,395, including $207,258 to the employee, was recorded with a corresponding credit to additional paid-in capital. Accumulated discount amortization as of January 31, 2016 amounted to $428,910.

Description	Balance January 31, 2016	Balance July 31, 2015
48 convertible promissory notes, in amounts ranging from $2,500 to $131,631, all maturing within one year, bearing interest at 15% per annum, convertible into common stock at the conversion price of $0.001 per share	$775,178	$638,678

Original beneficial conversion feature discount	(601,395)	(532,775)
Discount amortization	428,910	253,065
Unamortized discount	(172,485)	(279,710)
Net	$602,693	$358,968

 Presented in the balance sheet as:

Description	Balance January 31, 2016	Balance July 31, 2015
Short-term	$602,693	$297,966
Long-term	-	61,002
Total	$602,693	$358,968

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

On October 30, 2015, the Company’s majority shareholder, Market Milestones, Inc., cancelled 161,200,000 shares of common stock that it owned in the Company.  Market Milestones continues to own a majority of the Company’s issued and outstanding shares of common stock.

On December 2, 2015, we issued 200,000 shares of our common stock in consideration for consulting services provided by EGM Firm, Inc. The company recorded increases totaling $200 to capital stock, $279,800 towards additional paid-in capital.

On various dates, during the six month period ended January 31, 2016, the Company recorded increases totaling $68,620 to additional paid-in capital related to beneficial conversion features on convertible promissory notes.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of January 31, 2016 through March 11, 2016, the date when the financial statements were issued, and identified the following reportable subsequent event:

Subsequent to the end of the period, the Company issued convertible promissory notes totaling $36,000. The notes mature within one year, carry interest at 15%, and are convertible into the common stock of the Company at a conversion price of $0.001 per share.

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

Model	Originator D1	Originator i1	Originator i2	Originator 35	Originator 46	Originator 50
Print Dimensions	100 x 100 y 100 z	150 x 150 y 140 z mm	250 x 150 y 140 z mm	250 x 250 y 350 z mm	350 x 350 y 460 z mm	500 x 500 y 500 z mm
Overall Dimensions	L) 350 mm W) 340 mm H) 380 mm	L) 375 mm W) 370 mm H) 380 mm	L) 475 mm W) 270 mm H) 380 mm	L) 590 mm W) 522 mm H) 710 mm	L) 490 mm W) 420 mm H) 740 mm	L) 640 mm W) 570 mm H) 800 mm
Weight	13 kg	16.7 kg	18 kg	30 kg	44 kg	50 kg
Layer Thickness	0.1 - 0.5 m (Adjustable)	0.1 - 0.5 m (Adjustable)	0.1 - 0.5 m (Adjustable)	0.1 - 0.5 m (Adjustable)	0.1 - 0.5 m (Adjustable)	0.1 - 0.5 m (Adjustable)
Precision	±0.1mm - 100mm	±0.1mm - 100mm	±0.1mm - 100mm	±0.1mm - 100mm	±0.1mm - 100mm	±0.1mm - 100mm
Speed	30 - 100mm per second	30 - 100mm per second	30 - 100mm per second	25 - 250mm per second	25 - 200mm per second	25 - 200mm per second
Wattage	250 W	250 W	250 W	250 W	250 W	250 W
Nozzle Temperature	40℃ - 200℃ adjustable	40℃ - 250℃ adjustable	40℃ - 250℃ adjustable	40℃ - 250℃ adjustable	40℃ - 200℃ adjustable	40℃ - 200℃ adjustable
Power Supply	VAC 50/60hz 110V-220V	VAC 50/60hz 110V-220V	VAC 50/60hz 110V-220V	VAC 50/60hz 110V-220V	VAC 50/60hz 110V-220V	VAC 50/60hz 110V-220V
Material	PLA	ABS / PLA	ABS / PLA	ABS	PLA	PLA
Suggested Price	$349	$599	$899	$3,549	$3,999	$4,499

Originator i1 currently retails for $599 plus tax and shipping. All Originator i1 orders are fulfilled out of our warehouse facility at our corporate offices, located in Orlando, Florida. Shipping times and charges vary depending upon carrier chosen, but normal ground is 10-14 days.

Pipeline Products

Our research and development partner and manufacturer, ZBOT, has created two additional printers: the Candy Printer and the Powderless Metal Printer; and a full size scanner.

The Powderless Metal Printer is expected to be available for delivery by Fall 2016 and will be able to use various metal stocks and won't depend on the powdered alloys that so limit the effectiveness and scope of current metal printers. The preliminary size specifications for this new printer are expected to be approximately 3 feet tall, by 2 foot 6 inches wide.  Filaments in copper, lead and tin are being tested.  The Powderless Metal Printer will be able to be truck mounted, which will make it very desirable and useful in many industries such as electrical contracting, mining, and manufacturing.

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

Results of Operations for the three and six months ended January 31, 2016 and 2015

Revenues

We have generated limited revenue since our inception. We have incurred losses since our inception. We do not expect to generate significant revenues until we successfully market and sell our 3D printers. As we are just introducing product into the market, we are not sure what future margins will be with our limited operating history.

Operating Expenses

Operating expenses increased to $388,199 for the three months ended January 31, 2016 from $128,085 for the three months ended January 31, 2015.  Our operating expenses for the three months ended January 31, 2016 consisted primarily of professional fees of $51,741, compensation of $36,586, contractor fees of $280,000, and office expenses of $19,872.  In comparison, our operating expenses for the three months ended January 31, 2015 consisted of general and administrative expenses in the amount of $17,278, professional fees in the amount of $76,118, and compensation of $34,689.

Operating expenses increased to $505,362 for the six months ended January 31, 2016 from $249,727 for the six months ended January 31, 2015.  Our operating expenses for the six months ended January 31, 2016 consisted primarily of professional fees of $110,246, compensation of $73,050, contractor fees of $280,000, and office expenses of $42,066.  In comparison, our operating expenses for the six months ended January 31, 2015 consisted of general and administrative expenses in the amount of $50,481, professional fees in the amount of $108,673, and compensation of $90,573.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our 3D printer related activities and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Other Expenses

Other expenses decreased to $116,414 for the three months ended January 31, 2016 from other expenses of $129,798 for the three months ended January 31, 2015.Other expenses increased to $230,311for the six months ended January 31, 2016 from other expenses of $211,751 for the six months ended January 31, 2015.

Other expenses consisted entirely of interest expense for all periods. The increase is due to a number of convertible promissory notes issued from May 28, 2014 through January 31, 2016. We expect that our interest expenses will increase in future quarter from the convertible debt we have issued.

Net Loss

We incurred a net loss of $506,094 for the three months ended January 31, 2016, compared to net loss of $242,657 for the three months ended January 31, 2015.  We incurred a net loss of $727,593 for the six months ended January 31, 2016, compared to a net loss of $440,257 for the six months ended January 31, 2015.

Liquidity and Capital Resources

As of January 31, 2016, we had $51,264 in total current assets. We had current liabilities of $834,920 as of January 31, 2016. Accordingly, we had a working capital deficit of $783,656 as   of January 31, 2016.

Operating activities used $150,125 in cash for the six months ended January 31, 2016, as compared with $203,122 used for the six months ended January 31, 2015. Our negative operating cash flow for January 31, 2016 was mainly a result of our net loss for the period, offset by the effects of debt discount amortization, the share based compensation, along with an increase in accounts payable and accrued liabilities.

Investing activities for the six months ended January 31, 2016 provided $0 in cash, as compared with cash flows provided from investing activities of $1,156 for the six months ended January 31, 2015.

Financing activities for the three months ended January 31, 2016 generated $136,500 in cash, as compared with $188,486 for the six months ended January 31, 2015. Proceeds from financing activities consisted entirely of proceeds from convertible debt.

On various dates from May 28, 2014 through January 31, 2016, we issued convertible promissory notes totaling $775,178, including $275,631 to an employee. Subsequent to the reporting period, we issued convertible promissory notes totaling $36,000. All notes range from $2,500 to $131,631 in principal, mature within one to two years, bear interest at 15% per annum and convert into common stock at the conversion price of $0.001 per share.

Despite the money obtained in the form of short-term loans, the success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We were formed in January 2009. We have negative working capital of $783,656 and an accumulated deficit of $1,725,134 at January 31, 2016, and have had recurring negative cash flows from operations. While we are attempting to expand operations and produce revenues, our cash position may not be significant enough to support our daily operations. Management will seek funds from outside business contacts as needed. There can be no assurances that our business plan will succeed.

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

Off-Balance Sheet Arrangements

As of January 31, 2016, there were no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 2, 2015, we issued 200,000 shares of our common stock in consideration for consulting services.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3D MakerJet, Inc.

Date: March 15, 2016

By:

John Crippen

John Crippen

Title: Chief Executive Officer and Director