Form 10-K
period 2016-07-31
3D MAKERJET, INC.
filed 2021-02-17
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 0001458023

3D MakerJet, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-4083754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas 3rd Floor New York, NY. 10036	32811
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (646) 768-8417

Securities registered under Section 12(b) of the Exchange Act

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 130,200,000 as of February 10, 2021.

i

PART I

Item 1. Business

Overview

We were formerly a Nevada corporation based out of Orlando, Florida. We intended to participate in cutting edge development and import and sell state of the art 3D printers, scanners, and ancillary equipment. Our mission was to provide individual and corporate customers with the most advanced and reliable cutting edge 3D printing technology in the most cost effective packages available in the marketplace at whatever level is appropriate for their needs. We want our business to be the “go to” vendor of 3D printers for individuals and businesses. Our focus was on the development of powderless metal and medical printers and printing technology.

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

We were committed to supplying the best plastic, medical, culinary, and powderless metal 3D printers in the industry, and we are supplied by one of the largest and most experienced 3D printing research, development, and manufacturing entities in the world. 3D MakerJet’s research and development partner and manufacturer, ZBOT / Guangzhou DNSPOWER Design Co. LTD, was founded in 2000, and is a leader in the 3D printing industry. A cutting-edge developer in the manufacturing sector, ZBOT won the coveted CDA National Design Award for its ZBOT 3D Printer, which is the platform of the 3D MakerJet printer line, making their 3D printer the only CDA winner at the Civilian level, reflecting the product’s superior quality, as well as the manufacturer’s comprehensive strength, commitment, and capabilities.

We have been dormant since January 2016.

On July 14, 2020, as a result of a custodianship in Clark County, Nevada, Case Number: A-20-816260-B, Custodian Ventures LLC (“Custodian”) was appointed custodian of the Company. David Lazar is the managing member of Custodian.

On July 16, 2020, Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors.

On January 29, 2021, the Board of Directors of Company approved the change in the Company’s fiscal year end from July 31 to December 31. As required, the Company will file a transition report on Form 10-K covering the transition period with the Securities and Exchange Commission.

Employees

As of the date of this Current Report, the Company has no full-time employees.

Item 2. Properties

The Company has no properties.

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

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our symbol on the OTC Pink is MRJT.

Holders of Our Common Stock

As of February 9, 2020 we had 130,200,000 shares of our common stock issued and outstanding, held by twenty-nine (29) shareholders of record, with others holding shares in street name.

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

Plan of Operation

The Company’s current business objective is to seek a business combination with an operating company. We intend to use the Company’s limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

●	may significantly reduce the equity interest of our stockholders;

●	will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director; and

●	may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;

●	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

●	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Going Concern

We were formed in January 2009. We have negative working capital, no cash on hand, have an accumulated deficit and have no sources of financing. While we are attempting to expand operations and produce revenues, our cash position may not be significant enough to support our daily operations. Management will seek funds from outside business contacts as needed. There can be no assurances to that our business plan will succeed.

Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

Off Balance Sheet Arrangements

As of July 31, 2016, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of July 31, 2016 and 2015
F-3	Consolidated Statements of Operations for the years ended July 31, 2016 and 2015
F-4	Consolidated Statements of Stockholders’ Deficit for the years ended July 31, 2016 and 2015
F-5	Consolidated Statements of Cash Flows for the years ended July 31, 2016 and 2015
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of 3D Makerjet, Inc.:

We were engaged to audit the accompanying balance sheets of 3D Makerjet, Inc. (“the Company”) as of July 31, 2016 and 2015 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. As described in the following paragraph, because the Company’s records were not sufficient, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion on the financial statements, and we do not express, an opinion on these financial statements.

Basis for Disclaimer Opinion:

We were not engaged as auditors of the Company until February of 2021 at which time much of the audit evidence necessary to provide a basis for an audit opinion had been destroyed or lost. We were unable to satisfy ourselves by other audit procedures concerning the assets and liabilities held at July 31, 2016 and 2015, as well as the revenues and expenses recognized for the year then ended. As a result of these matters, we were unable to determine whether any adjustments might have been found necessary in respect of recorded or unrecorded assets, liabilities, revenue and expenses.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Because of the matters described in the Basis for Disclaimer Opinion paragraph above, however, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Because of the significance of the matters described in the Basis for Disclaimer Opinion paragraph, we have not been able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion. Accordingly, we do not express an opinion on these financial statements.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

B F Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO
February 16, 2021

3D Makerjet, Inc.

Balance Sheets

(Unaudited)

	July 31,	July 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$-	$14,288
Inventory	-	54,520
Total current assets	-	68,808
Equipment, net	-	10,297
Other assets	-	7,234
Total assets	$-	$86,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$232,227	119,672
Convertible notes	602,693	297,966
Total current liabilities	834,920	417,638
Convertible notes	-	61,002
Notes payable -long term	43,000	43,000
Total Liabilities	877,920	521,640

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock: $0.001 par value 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 130,200,000 and 291,200,000 issued and outstanding as of July 31, 2016 and July 31, 2015	130,200	291,200
Additional paid-in capital	780,659	271,039
Accumulated deficit	(1,788,779)	(997,540)
Total stockholders’ equity	(877,920)	(435,301)
Total liabilities and equity	$-	$86,339

The accompanying notes are an integral part of the consolidated financial statements.

3D Makerjet, Inc.

Statements of Operations

(Unaudited)

	Year	Year
	Ended	Ended
	July 31,	July 31,
	2016	2015
Revenue	$12,000	$20,091
Cost of revenue	3,920	10,865
Gross profit	8,080	9,226

Operating expenses:
Professional fees	110,246	156,718
Compensation expense	73,050	165,834
General and administrative	385,712	84,374
Total operating expenses	569,008	406,926
Income loss from operations	(560,928)	(397,700)
Other income (expense)
Interest income (expense)	(230,311)	(289,981)
Other income (expense)	-	-
Total other income (expense)	(230,311)	(289,981)
Net loss	$(791,239)	$(687,681)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	207,163,043	284,290,411

The accompanying notes are an integral part of the consolidated financial statements.

3D Markerjet, Inc

Statements of Changes in Shareholders Equity

(Unaudited)

					Additional		Total
	Preferred Stock Series		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, July 31, 2014	-	$-	265,200,000	$265,200	$25,285	$(309,859)	$(19,374)

Net (loss)						(687,681)	(687,681)

Share exchange with 3D Makerjet			26,000,000	26,000	14,157		40,157

Beneficial conversion feature -convertible notes					231,597		231,597

Balance, July 31, 2015	-	$-	291,200,000	$291,200	$271,039	$(997,540)	$(435,301)

					Additional		Total
	Preferred Stock Series		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, July 31, 2015	-	$-	291,200,000	$291,200	$271,039	$(997,540)	$(435,301)

To record the return of shares			(161,200,000)	(161,200)	193,020		31,820

Shares issued for services			200,000	200	279,800		280,000

Beneficial conversion feature -convertible notes					36,800		36,800

Net income (loss)						(791,239)	(791,239)

Balance, July 31, 2016	-	-	130,200,000	$130,200	$780,659	$(1,788,779)	$(877,920)

The accompanying notes are an integral part of the consolidated financial statements.

3D Markerjet, Inc

Statements of Cash flows

(Unaudited)

	Year	Year
	Ended	Ended
	July 31,	July 31,
	2016	2015

Operating activities
Net loss	$(791,239)	$(687,681)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	175,844	215,833
Depreciation and amortization	5,149	13,666
Share-based compensation	280,000	-
Disposable of fixed assets	5,148	-
Changes in operating assets and liabilities
Inventory	53,920	8,391
Other assets	7,234
Accounts payable and accrued liabilities	113,819	62,499
Net cash provided by (used in) operating activities	(150,125)	(387,292)

Investing activities
Acquisition of 3D Makerjet Asia, net of cash	-	1,157
Net cash provided by (Used in) Investing Activities	-	1,157

Cash flows from financing activities:
Proceeds from convertible notes	136,500	380,500
Net cash provided by (used in) financing activities	136,500	380,500

Net increase (decrease) in cash and cash equivalents	(13,625)	(5,635)
Cash and cash equivalents at beginning of period	14,288	19,923
Cash and cash equivalents at end of period	$663	$14,288

Supplemental disclosure of cash flow information:	$-	$-
Cash paid for interest	$-	$-
Cash paid for income taxes

Non cash financing activity
Discount on convertible promissory notes due to beneficial conversion feature	$87,583	$231,957
Acquisition of 3D Makerjet Asia with common stock, net of assets received	$-	$39,001

The accompanying notes are an integral part of the consolidated financial statements.

3D MAKERJET, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

3D MakerJet, Inc. (“3D MakerJet” or the “Company”), formerly known as American Business Change Agents, Inc., was incorporated under the laws of the State of Nevada on January 12, 2009. On May 4, 2014, the name of the Company was changed to 3D MakerJet, Inc. The Company had been developing a business plan focused on the sale of 3D printers, scanners, and ancillary equipment. 3D MakerJet, Inc. formerly known as American Business Change Agents, Inc., was incorporated under the laws of the State of Nevada on January 12, 2009.

On May 4, 2014, the name of the Company was changed to 3D MakerJet, Inc. the Company has been dormant since January 2016.

On July 14, 2020, as a result of a custodianship in Clark County, Nevada, Case Number: A-20-816260-B, Custodian Ventures LLC (“Custodian”) was appointed custodian of the Company. David Lazar is the managing member of Custodian.

On July 16, 2020, Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors.

On January 29, 2021, the Board of Directors of Company approved the change in the Company’s fiscal year end from July 31 to December 31. As required, the Company will file a transition report on Form 10-K covering the transition period with the Securities and Exchange Commission.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of July 31, 2016 the Company had no cash and negative retained earnings of $1,788,779.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Recently in 2020 the Company was being funded by David Lazar who has extended interest-free demand loans to the Company. there can be no assurances that he will be able to continue doing so. Historically, the Company raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On July 31, 2016 and July 31, 2015, the Company’s cash equivalents totaled $-0- and $14,288 respectively.

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions quarterly to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that impact the Company’s operations.

NOTE 3 – DEBT

As of July 31, 2016, and July 31, 2015, the Company had $602,693 and $358,968, respectively, in convertible debt, net of discount outstanding. The total convertible debt for the period ended July 31, 2015 included $61,002 in long term convertible notes. Additionally there was $43,000 in long term notes payable outstanding during both periods ended July 31, 2016 and July 31, 2015.

NOTE 4 – EQUITY

Common Stock

The Company has authorized 300,0000,000 shares of $0.001 par value, common stock. As of July 31, 2016, and July 31, 2015, there were 130,200,000 and 291,200,000 shares of Common Stock issued and outstanding, respectively.

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

On various dates, during the six month period ended January 31, 2016, the Company recorded increases totaling $36,800 to additional paid-in capital related to beneficial conversion features on convertible promissory notes.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of July 31, 2016 and July 31, 2015.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements with the exception of the following:

On July 14, 2020, as a result of a custodianship in Clark County, Nevada, Case Number: A-20-816260-B, Custodian Ventures LLC (“Custodian”) was appointed custodian of the “Company. David Lazar is the managing member of Custodian.

On July 16, 2020, Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors.

On January 29, 2021, the Board of Directors of the Company approved the change in the Company’s fiscal year end from July 31 to December 31.

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

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of July 31, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of July 31, 2016, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending July 31, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fiscal year ended July 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officer and director:

Name	Age	Principal Positions With Us
David Lazar	30	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

David Lazar

David Lazar, 30, has been CEO and Chairman of the Company since May 16, 2018. David Lazar is a private investor. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales, and marketing. From 2014 through 2015, David was the Chief Executive Officer of Dico, Inc., which was then sold to Peekay Boutiques. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. David has a diverse knowledge of financial, legal and operations management; public company management, accounting, audit preparation, due diligence reviews and SEC regulations.

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

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation, or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, David Lazar, at the address appearing on the first page of this annual report.

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 14. Principal Accounting Fees and Services

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided in connection with statutory and regulatory filings. Fees incurred were $-0- and $32,649 for the years ended July 31, 2016 and 2015.

 Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2016 and 2015.

 Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended July 31, 2016.

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

3D MakerJet, Inc.

Date: February 17, 2021	By:	David Lazar
David Lazar
	Title:	Chief Executive Officer and Director