Form 10-K
period 2017-07-31
3D MAKERJET, INC.
filed 2021-02-17
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

We were committed to supplying the best plastic, medical, culinary, and powderless metal 3D printers in the industry, and we are supplied by one of the largest and most experienced 3D printing research, development, and manufacturing entities in the world. 3D MakerJet’s research and development partner and manufacturer, ZBOT / Guangzhou DNSPOWER Design Co. LTD, was founded in 2000, and is a leader in the 3D printing industry. A cutting-edge developer in the manufacturing sector, ZBOT won the coveted CDA National Design Award for its ZBOT 3D Printer, which is the platform of the 3D MakerJet printer line, making their 3D printer the only CDA winner at the Civilian level, reflecting the product’s superior quality, as well as the manufacturer's comprehensive strength, commitment, and capabilities.

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

Off Balance Sheet Arrangements

As of July 31, 2017, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of July 31, 2017 and 2016
F-3	Consolidated Statements of Operations for the years ended July 31, 2017 and 2016
F-4	Consolidated Statements of Stockholders’ Deficit for the years ended July 31, 2017 and 2016
F-5	Consolidated Statements of Cash Flows for the years ended July 31, 2017 and 2016
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of 3D Makerjet, Inc.:

We were engaged to audit the accompanying balance sheets of 3D Makerjet, Inc. (“the Company”) as of July 31, 2017 and 2016 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. As described in the following paragraph, because the Company’s records were not sufficient, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion on the financial statements, and we do not express, an opinion on these financial statements.

Basis for Disclaimer Opinion:

We were not engaged as auditors of the Company until February of 2021 at which time much of the audit evidence necessary to provide a basis for an audit opinion had been destroyed or lost. We were unable to satisfy ourselves by other audit procedures concerning the assets and liabilities held at July 31, 2017 and 2016, as well as the revenues and expenses recognized for the year then ended. As a result of these matters, we were unable to determine whether any adjustments might have been found necessary in respect of recorded or unrecorded assets, liabilities, revenue and expenses.

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

/s/ BF Borgers CPA PC

B F Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO
February 16, 2021

3D Makerjet, Inc.

Balance Sheets

(Unaudited)

	July 31,	July 31,
	2017	2016

ASSETS
Current assets:
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$232,227	$232,227
Convertible notes	602,693	602,693
Total current liabilities	834,920	834,920
Convertible notes	-	-
Notes payable -long term	43,000	43,000
Total Liabilities	877,920	877,920

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock: $0.001 par value 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 130,200,000 and 130,200,000 issued and outstanding as of July 31, 2017 and July 31, 2016	130,200	130,200
Additional paid-in capital	780,659	780,659
Accumulated deficit	(1,788,779)	(1,788,779)
Total stockholders’ equity	(877,920)	(877,920)
Total liabilities and equity	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

3D Makerjet, Inc.

Statements of Operations

(Unaudited)

	Year	Year
	Ended	Ended
	July 31,	July 31,
	2017	2016
Revenue	$-	$12,000
Cost of revenue	-	3,920
Gross profit	-	8,080

Operating expenses:
Professional fees	-	110,246
Compensation expense	-	73,050
General and administrative	-	385,712
Total operating expenses	-	569,008
Income loss from operations	-	(560,928)
Other income (expense)
Interest income (expense)	-	(230,311)
Other income (expense)	-	-
Total other income (expense)	-	(230,311)
Net loss	$-	$(791,239)

Basic and diluted earnings (loss) per common share	$-	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	130,200,000	207,163,043

The accompanying notes are an integral part of the consolidated financial statements.

3D Markerjet, Inc

Statements of Changes in Shareholders Equity

(Unaudited)

					Additional		Total
	Preferred Stock Series		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, July 31, 2015	-	$-	291,200,000	$291,200	$271,039	$(997,540)	$(435,301)

To record the return of shares			(161,200,000)	(161,200)	193,020		31,820

Shares issued for services			200,000	200	279,800		280,000

Beneficial conversion feature -convertible notes					36,800		36,800

Net income (loss)						(791,239)	(791,239)

Balance, July 31, 2016	-	-	130,200,000	$130,200	$780,659	$(1,788,779)	$(877,920)

					Additional		Total
	Preferred Stock Series		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, July 31, 2016	-	-	130,200,000	$130,200	$780,659	$(1,788,779)	$(877,920)

Net loss						-

Balance, July 31, 2017	-	-	130,200,000	$130,200	$780,659	$(1,788,779)	$(877,920)

The accompanying notes are an integral part of the consolidated financial statements.

3D Markerjet, Inc

Statements of Cash flows

(Unaudited)

	Year	Year
	Ended	Ended
	July 31,	July 31,
	2017	2016

Operating activities
Net loss	$-	$(791,239)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	-	175,844
Depreciation and amortization	-	5,149
Share-based compensation	-	280,000
Disposable of fixed assets	-	5,148
Changes in operating assets and liabilities
Inventory	-	53,920
Other assets	-	7,234
Accounts payable and accrued liabilities	-	113,819
Net cash provided by (used in) operating activities	-	(150,125)

Investing activities
Acquisition of 3D Makerjet Asia, net of cash	-	-
Net cash provided by (Used in) Investing Activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes	-	136,500
Net cash provided by (used in) financing activities	-	136,500

Net increase (decrease) in cash and cash equivalents	-	(13,625)
Cash and cash equivalents at beginning of period		14,288
Cash and cash equivalents at end of period	$-	$663

Supplemental disclosure of cash flow information:	$-	$-
Cash paid for interest	$-	$-
Cash paid for income taxes

Non cash financing activity
Discount on convertible promissory notes due to beneficial conversion feature		$87,583
Acquisition of 3D Makerjet Asia with common stock, net of assets received	$-	$-

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of July 31, 2017 the Company had no cash and negative retained earnings of $1,788,779.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On July 31, 2017 and July 31, 2016, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – DEBT

As of July 31, 2017, and July 31, 2016, the Company had $602,693 in convertible debt, net of discount outstanding. Additionally there was $43,000 in long term note payable outstanding.

NOTE 4 – EQUITY

Common Stock

The Company has authorized 300,0000,000 shares of $0.001 par value, common stock. As of July 31, 2017, and July 31, 2016, there were 130,200,000 and 130,200,000 shares of Common Stock issued and outstanding, respectively.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of July 31, 2017 and July 31, 2016.

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

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of July 31, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of July 31, 2017, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending July 31, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fiscal year ended July 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14. Principal Accounting Fees and Services

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided in connection with statutory and regulatory filings. Fees incurred were $-0- and $-0- for the years ended July 31, 2017 and 2016.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2017 and 2016.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended July 31, 2017.

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