Form 10-K/A
period 2020-07-31
3D MAKERJET, INC.
filed 2021-02-22
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-157783

3D MakerJet, Inc.
(Exact name of registrant as specified in its charter)

Nevada	6770	26-4083754
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas 3rd Floor New York, NY. 10036	32811
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (646) 768-8417

Securities registered under Section 12(b) of the Exchange Act

Title of each class	Name of each exchange on which registered
None	Not applicable

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
Emerging growth company ☒

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

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended July 31, 2020 (the “Form 10-K”) of 3D Makerjet, Inc. is being filed solely for the purpose of furnishing Items 10, 11,12,13 and updating Note 6. with additional disclosure to the Form 10-K, which was not included in the original filing of the Form 10-Q with the Securities and Exchange Commission on February 17, 2021 (the “Original Filing Date”).

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Form 10-K.

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

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is quoted on the over the counter “pink sheets” under the trading symbol “MRJT.”

Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The following table sets forth the high and low bid quotations for our Common Stock as reported on the pink sheets for the periods indicated.

Fiscal 2020	$ High	$ Low

First Quarter -October 2019	0.0084	0.0036

Second Quarter -January 2020	0.0065	0.0024

Third Quarter-April 2020	0.0049	0.0017

Fourth Quarter-July 2020	0.0014	0.0038

Fiscal 2019	$ High	$ Low

First Quarter-October 2018	0.0036	0.0012

Second Quarter-January 2018	0.0030	0.0012

Third Quarter-April 2019	0.0028	0.0012

Fourth Quarter-July 2019	0.0086	0.0012

As of February 17, 2021 the closing price of our Common Stock was $0.04 per share.

Holders of Our Common Stock

As of February 17, 2021 we had 130,200,000 shares of our common stock issued and outstanding, held by twenty-nine (29) shareholders of record, with others holding shares in street name.

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

On September 24, 2020 the Company filed a Certificate of Designation in the state of Nevada for 10,000,000 shares of Series A Preferred Stock, par value $0.001. Each share of Preferred Stock is convertible into 30 shares of the Company’s common stock. These share were issued to Custodian Ventures in return for the continuing expert management services of David Lazar, and for a reduction of $10,000 in related party debt due to Custodian Ventures.

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

MARKET			FROM		TO
NAME OF ISSUER	TRADED ON	POSITION(S) HELD	MM	YYYY	MM	YYYY
Rarus Technologies, Inc. (RARS)	OTCBB	CEO, Director	01	2018	05	2018
DRS, Inc. (DRSX)		CEO, Director	07	2018	11	2018
Energenx, Inc. (EENX)	OTC	CEO	03	2018	07	2018
Melt, Inc. (MLTC)	OTC	Director	10	2018	03	2019
Nevtah Capital Management Corporation (NTAH)	OTC – US	President, Chief Executive Officer & Secretary	03	2019	05	2020
Mediashift, Inc. (MSHFQ)	OTC	Chairman, President, CEO, CFO & Secretary	03	2019	09	2019
Sollensys Corp. (SOLS)	OTC Market	President, CEO, Secretary & Director	12	2019	08	2020
Foru Holdings, Inc (FORU)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	Current
Superbox, Inc (SBOX)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	Current
Petrone Worldwide, Inc (PFWIQ)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	Current
Gushen, Inc (GSHN)	OTC – US	Chairman, President, CEO, CFO & Secretary	03	2020	12	2020
Reliance Global Group Inc. (RELI)	OTC	Director	03	2020	Current
GHAR, Inc. (GHAR)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	Current
PhoneBrasil (PHBR)	OTC Markets	Chairman, President, CEO, CFO & Secretary	08	2020	12	2020
XXStream Entertainment, Inc.	OTC Markets	Chairman, President, CEO, CFO & Secretary	07	2020	12	2020
Adorbs Inc.	N/A	Chairman, President, CEO, CFO & Secretary	07	2020	Current
China Botanic Pharmaceutical, Inc(CBPI)	OTC Markets	Chairman, President, CEO, CFO & Secretary	02	2021	Current
C2E Energy Inc. (OOGI)	OTC Markets	Chairman, President, CEO, CFO & Secretary	02	2021	Current
Finotec (FTGI)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	01	2021

David Lazar was also the sole officer and director of Shentang International, Inc. (“Shentang”), which is a blank check company. On April 29, 2020, Plentiful Limited, a Samoan company, purchased 10,000,000 shares of Shentang’s preferred stock, par value $0.001 per share, representing 98% of the voting stock, from Custodian Ventures for $225,000. This concluded Mr. Lazar’s association with Shentang. A business combination has yet to occur. Shentang has not registered any offerings under the Securities Act.

David Lazar was also the sole officer and director of Guozi Zhongyu Capital Holdings (formerly Melt Inc.) (“Guozi”), which was a blank check company. On February 27, 2019, Zhicheng RAO, purchased 2,185,710,000 shares of Guozi’s common stock, par value $0.00001 per share, from Custodian Ventures for $325,000, representing 99% of the voting stock. This concluded Mr. Lazar’s association with Guozi. Guozi has not registered any offerings under the Securities Act.

David Lazar was also the sole officer and director of Cang Bao Tian Xia International Art Trade Center Inc. (formerly Zhongchai Machinery, Inc.) (“Cang”), which is a blank check company. On December 16, 2018, Xingtao Zhou and Yaqin Fu purchased 3,096,200 shares of common stock and 10,000,000 shares (the “Shares”) of preferred stock, each par value $0.001 per share, representing approximately 99% of the voting capital, from Custodian Ventures for $375,000. This concluded Mr. Lazar’s association with Cang. A business combination has yet to occur. Cang has not registered any offerings under the Securities Act.

Except for GHAR, Inc, Adorbs, Inc. and Reliance Global Group Inc., Mr. Lazar took control of all of the companies listed by becoming the Court-appointed custodian through Custodian Ventures LLC and entity in which he is the managing member.

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

Item 11. Executive Compensation

Mr. Lazar, the Company’s only Officer and Director received no compensation for his services

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2020 certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of voting stock, except to the extent authority is shared by spouses under applicable law.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership(1)		% of Common Stock(2)

David Lazar	Common Stock	50,000 shares		Less than 1%
	Preferred Stock	10,000,000	(3)	69.7%

DIRECTORS AND OFFICERS – TOTAL (One Officer and Director)		300,050,000		69.7%

5% SHAREHOLDERS

Market Milestones, Inc. 297 Kingsbury Grade, MB 4470 Stateline (Lake Tahoe), NV 89449	Common Stock	72,600,000 Shares		55.8%

Jason Zeng 160 Frederick St. Ste. 906 Toronto, ON Canada M5A4H9	Common Stock	26,000,000 Shares		20.0%

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

(2)	Based upon 130,200,000 shares issued and outstanding on December 31 2020, plus the number of shares that such individual has the right to acquire within 60 days of such date.
(3)	The preferred is convertible to common at the rate of 30 to 1I

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of the date of this Report, Custodian Ventures had extended $15,345 in interest free demand loans to the Company.

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

3D MakerJet, Inc.

Date: February 22, 2021	By:	/s/ David Lazar
David Lazar
	Title:	Chief Executive Officer and Director