Form 10-KT
period 2020-12-31
3D MAKERJET, INC.
filed 2021-04-28
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _______________

Or

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 31, 2020 to December 31, 2020

Commission file number 333-157783

3D Makerjet, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-4083754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30211 Avendia De Las Banderas, Suite 200 Rancho Santa Margarita, CA	92688
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (949) 525-3278

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☒    No ☐

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter was approximately $911,400 computed by reference to the closing sales price of the shares of common stock on June 30, 2020 which was $0.007.

The number of shares outstanding of the registrant’s common stock as of April 27, 2021 was 130,200,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

TABLE OF CONTENTS

FORM 10-K

i

Part I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this transition report on Form 10-K contains “forward-looking statements.” These forward-looking statements are contained principally in the sections titled “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions, or strategies concerning future events, including, but not limited to:; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to the risks of limited management, labor, and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this transition report on Form 10-K, “ “we,” “our,” “us” and the “Company” refer to 3D Makerjet a Nevada corporation and its subsidiaries unless the context requires otherwise.

Item 1. Business.

Recent Developments

Change in Fiscal Year-End

On January 29, 2021, the Board of Directors of 3D Makerjet Inc. (the “Company”) approved the change in the Company’s fiscal year end from July 31 to December 31. As a result of this change, we are filing this Transition Report on Form 10-K for the five-month transition period from July 31, 2020 to December 31, 2020. References to any of our previous fiscal years mean the fiscal years ending on July 31.

Coronavirus (COVID-19)

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic which continues to spread throughout the U.S. and the globe. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most U.S. states and many countries have issued policies intended to stop or slow the further spread of the disease such as issuing temporary Executive Orders that, among other stipulations, effectively prohibit in-person work activities for most industries and businesses, having the effect of suspending or severely curtailing operations. COVID-19 and the U.S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. The extent of the ultimate impact of the pandemic on the Company’s operational and financial performance will depend on various developments, including the duration and spread of the outbreak, which cannot be reasonably predicted at this time. Accordingly, while management reasonably expects the COVID-19 outbreak to negatively impact the Company, the related consequences and duration are highly uncertain and cannot be predicted at this time.

History and Overview

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

On March 22, 2021, as a result of a private transactions, 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share were transferred from Custodian Ventures, LLC to Flowerkist Inc. (the “Purchaser”). As a result, the Purchaser became an approximately 70% holder of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholder. The consideration paid for the Shares was $250,000. The source of the cash consideration for the Shares was personal funds of the Purchaser. In connection with the transaction, David Lazar released the Company from all debts owed to him.

On March 22, 2021, the existing director and officer resigned immediately. Accordingly, David Lazar, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and a Director. At the effective date of the transfer, Barry Clark consented to act as the new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

Barry Clark, 62, is the co-founder of Flowerkist, Inc., along with Stephanie Clark and the Chairman of the Board of Directors, which was founded in 2017. He also acts as a business mentor at CanopySD, a seed-stage mentorship-driven accelerator program for the legal cannabis industry in Southern California. Mr. Clark was the founder and managing director of Sussex Partners Investor Relations and Regal Barrington from 2004 through 2014.

Employees

As of the date of this Current Report, the Company has no full-time employees.

Reports to Security Holders

We intend to furnish our shareholders’ annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our company’s operations.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Item 1A. Risk Factors.

YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS TRANSITION REPORT ON FORM 10-K BEFORE DECIDING WHETHER TO INVEST IN THE COMPANY’S COMMON STOCK. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO THE COMPANY OR THAT THE COMPANY CURRENTLY DEEMS IMMATERIAL MAY ALSO IMPAIR THE COMPANY’S BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, THE COMPANY’S BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED. IN SUCH CASE, THE TRADING PRICE OR THE COMPANY’S COMMON STOCK COULD DECLINE AND YOU MAY LOSE PART OR ALL OF YOUR INVESTMENT. THIS TRANSITION REPORT ON FORM 10-K ALSO CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PLEASE SEE “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS”.

Risks Related to our Company

We have a history of operating losses and our auditors have indicated that there is substantial doubt about our ability to continue as a going concern.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On December 31, 2020, the Company had an accumulated deficit of $3,376,204 and negative working capital of $5,345. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s continuation as a going concern is solely dependent upon the Company’s ability to raise financing from third parties. There is no assurance that the Company will be successful in doing so. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Because we are a “shell company” the holders of our restricted securities will not be able to sell their securities in reliance on Rule 144 and we cannot file registration statements under Section 5 of the Securities Act using a Form S-8, until we cease being a “shell company”.

We are a “shell company” as that term is defined by the applicable federal securities laws. Applicable provisions of Rule 144 specify that during that time that we are a “shell company” and for a period of one year thereafter, holders of our restricted securities cannot sell those securities in reliance on Rule 144. This restriction may have potential adverse effects on future efforts to form additional capital through unregistered offerings. Another implication of us being a shell company is that we cannot file registration statements under Section 5 of the Securities Act using a Form S-8, a short form of registration to register securities issued to employees and consultants under an employee benefit plan. As result, one year after we cease being a shell company, assuming we are “current” in our reporting requirements with the Securities and Exchange Commission and have filed current “Form 10 information” with the SEC reflecting our status as an entity that is no longer a shell company for a period of not less than 12 months, holders of our restricted securities may then sell those securities in reliance on Rule 144 (provided, however, those holders satisfy all of the applicable requirements of that rule).

We may fail to successfully execute our business plan.

Our shareholders may lose their entire investment if we fail to execute our business plan. Our prospects must be considered in light of the following risks and uncertainties, including but not limited to, competition, the ability to retain experienced personnel and general economic conditions. We cannot guarantee that we will be successful in executing our business plan. If we fail to successfully execute our business plan, our shareholders may lose their entire investment.

The Company may suffer from lack of availability of additional funds.

We expect to have ongoing needs for working capital in order to fund operations and to continue to expand our operations. To that end, we will be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital on favorable terms, if at all. If we are successful, whether the terms are favorable or unfavorable, there is a potential that we will fail to comply with the terms of such financing, which could result in severe liability for our Company. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund liabilities, or (d) seek protection from creditors. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations altogether. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties.

In addition, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

Our acquisition strategy creates risks for our business.

We expect that we will pursue acquisitions of other businesses, assets, or technologies to grow our business. We may fail to identify attractive acquisition candidates or we may be unable to reach acceptable terms for future acquisitions. We might not be able to raise enough cash to compete for attractive acquisition targets. If we are unable to complete acquisitions in the future, our ability to grow our business will be impaired.

We may pay for acquisitions by issuing additional shares of our common stock, which would dilute our stockholders, or by issuing debt, which could include terms that restrict our ability to operate our business or pursue other opportunities and subject us to meaningful debt service obligations. We may also use significant amounts of cash to complete acquisitions. To the extent that we complete acquisitions in the future, we likely will incur future depreciation and amortization expenses associated with the acquired assets. We may also record significant amounts of intangible assets, including goodwill, which could become impaired in the future. Acquisitions involve numerous other risks, including:

●	difficulties integrating the operations, technologies, services, and personnel of the acquired companies;

●	challenges maintaining our internal standards, controls, procedures, and policies;

●	diversion of management’s attention from other business concerns;

●	over-valuation by us of acquired companies;

●	litigation resulting from activities of the acquired company, including claims from terminated employees, customers, former stockholders and other third parties;

●	insufficient revenues to offset increased expenses associated with the acquisitions and unanticipated liabilities of the acquired companies;

●	insufficient indemnification or security from the selling parties for legal liabilities that we may assume in connection with our acquisitions;

●	entering markets in which we have no prior experience and may not succeed;

●	risks associated with foreign acquisitions, such as communication and integration problems resulting from geographic dispersion and language and cultural differences, compliance with foreign laws and regulations and general economic or political conditions in other countries or regions;

●	potential loss of key employees of the acquired companies; and

●	impairment of relationships with clients and employees of the acquired companies or our clients and employees as a result of the integration of acquired operations and new management personnel.

The recent outbreak of the coronavirus may cause an overall decline in the economy as a whole and may materially harm our Company.

If the recent outbreak of the COVID-19 coronavirus continues to grow, the effects of such a widespread infectious disease and epidemic may cause an overall decline in the economy as a whole. The actual effects of the spread of coronavirus are difficult to assess at this time as the actual effects will depend on many factors beyond the control and knowledge of the Company. However, the spread of the coronavirus, if it continues may cause an overall decline in the economy as a whole and therefore may materially harm our Company. Accordingly, while management reasonably expects the COVID-19 outbreak to negatively impact the Company, the related consequences and duration are highly uncertain and cannot be predicted at this time.

We may be unable to scale our operations successfully.

Our growth strategy will place significant demands on our management and financial, administrative, and other resources. Operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative, and other resources. If the Company is unable to respond to and manage changing business conditions, or the scale of its operations, then the quality of its services, its ability to retain key personnel, and its business could be harmed.

The Company may suffer from a lack of liquidity.

By incurring indebtedness, the Company subjects itself to increased debt service obligations which could result in operating and financing covenants that would restrict our operations and liquidity. This would impair our ability to hire the necessary senior and support personnel required for our business, as well as carry out its acquisition strategy and other business objectives.

Economic conditions or changing consumer preferences could adversely impact our business.

A downturn in economic conditions in one or more of the Company’s future markets could have a material adverse effect on our results of operations, financial condition, business, and prospects. The existing federal deficit, as well as deficit spending by the government as the result of adverse developments in the economy or other reasons, can lead to continuing pressure to reduce government expenditures for other purposes. Such actions in turn may adversely affect our results of operations. Although we attempt to stay informed of government and customer trends, any sustained failure to identify and respond to trends could have a material adverse effect on our results of operations, financial condition, business, and prospects.

The requirements of remaining a public company may strain our resources and distract our management, which could make it difficult to manage our business.

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements are time-consuming and expensive and could have a negative effect on our business, results of operations and financial condition.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and if we fail to continue to comply, our business could be harmed, and the price of our securities could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that we determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected; however, we believe that there is a risk that investor confidence and the market value of our securities may be negatively affected.

Risks Related to Our Common Stock

Our Common Stock Currently Trades on the Pink Tier of OTC Markets.

Our Common Stock currently trades on the Pink Tier of OTC Market Group LLC’s Marketplace under the symbol “MRJT” and is labeled as “Pink Current Information” at this time. The Company plans to update its symbol pending FINRA approval of the Company’s Name Change, which the Company has not yet submitted to FINRA. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock.

Our common stock is subject to the application of the “penny stock” rules which could adversely affect the market price of our common stock and increase transaction costs to sell those shares.

The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The market price for our common stock is particularly volatile which could lead to wide fluctuations in our share price. You may be unable to sell your common stock shares at or above your purchase price, or at all, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common stock regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock shares will be at any time, or as to what effect the sale of shares or the availability of common stock shares for sale at any time will have on the prevailing market price.

Because we will likely issue additional shares of our common stock, investment in the Company could be subject to substantial dilution.

Investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 300,000,000 shares of common stock. We anticipate that all or at least some or potentially all of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell or issue more common stock, any investors’ investment in the Company will be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s common stock could seriously decline in value.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted FINRA Rule 2111 that requires a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer before recommending the investment. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors.

If we are unable to comply with the financial reporting requirements mandated by the SEC’s regulations, investors may lose confidence in our financial reporting and the price of our common stock, if a market ever does develop for it, could decline.

If we fail to maintain effective internal controls over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired. If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Exchange Act. Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company has no properties.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

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

The following table sets forth the high and low bid quotations for our Common Stock as reported on the pink sheets for the periods indicated.

Fiscal 2020	$ High	$ Low

First Quarter -October 2019	0.0084	0.0036

Second Quarter -January 2020	0.0065	0.0024

Third Quarter-April 2020	0.0049	0.0017

Fourth Quarter-July 2020	0.0014	0.0038

Five month transition period from August 1, 2020 -December 31, 2020	0.014	0.0052

Fiscal 2019	$ High	$ Low

First Quarter-October 2018	0.0036	0.0012

Second Quarter-January 2018	0.0030	0.0012

Third Quarter-April 2019	0.0028	0.0012

Fourth Quarter-July 2019	0.0086	0.0012

As of April 23, 2021 the closing price of our Common Stock was $0.0285 per share.

Holders of Our Common Stock

As of April 23, 2021 we had 130,200,000 shares of our common stock issued and outstanding, held by twenty-nine (29) shareholders of record, with others holding shares in street name.

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

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

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

Change in Fiscal Year-End

On January 29, 2021, the Board of Directors of 3D Makerjet Inc. (the “Company”) approved the change in our fiscal year end from July 31 to December 31. As a result of this change, we are filing this Transition Report on Form 10-K for the five-month transition period from July 31, 2020 to December 31, 2020. References to any of our previous fiscal years mean the fiscal years ending on July 31.

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

Off Balance Sheet Arrangements

As of December 31, 2020, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2020, July 31, 2020 (unaudited) and July 31,2019 (unaudited)
F-3	Consolidated Statements of Operations for the Years ended December 31, 2020 and July 31, 2020 (unaudited) and 2019 (unaudited)
F-4	Consolidated Statements of Changes in Shareholders Equity for the Years ended December 31, 2020 and July 31, 2020 (unaudited) and 2019 (unaudited)
F-5	Consolidated Statements of Cash flows for the Years ended December 31, 2020 and July 31, 2020 (unaudited) and 2019 (unaudited)
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of 3D Makerjet, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of 3D Makerjet, Inc. (the "Company") as of December 31, 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s minimal activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

April 28, 2021

3D Makerjet, Inc.

Balance Sheets

	December 31,	July 31,	July 31,
	2020	2020	2019
		(unaudited)	(unaudited)
ASSETS
Total assets	$-	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$-	$232,227	$232,227
Accounts payable -current	-	173
Notes payable- related parties	5,345	5,259
Convertible notes	-	602,693	602,693
Total current liabilities	5,345	840,351	834,920
Notes payable -long term	-	43,000	43,000
Total Liabilities	5,345	883,351	877,920

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock: $0.0001 par value 10,000,000 shares authorized, 10,000,000 and -0- shares issued and outstanding as of December 31, 2020 and July 31, 2020	1,000	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 130,200,000 and 130,200,000 issued and outstanding as of December 31, 2020 and July 31, 2020	130,200	130,200	130,200
Additional paid-in capital	3,239,659	780,659	780659
Accumulated deficit	(3,376,204)	(1,794,210)	(1,788,779)
Total stockholders’ equity	(5,345)	(883,351)	(877,920)
Total liabilities and equity	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

3D Makerjet, Inc.

Statements of Operations

	Five months	Year	Year
	Ended	Ended	Ended
	December 31,	July 31,	July 31,
	2020	2020	2019
		(unaudited)	(unaudited)

Revenue	$-	$-	$-
Cost of revenue	-	-	-
Gross profit	-	-	-

Operating expenses:
General and administrative -related party	2,459,914	5,431	-
Total operating expenses	2,459,914	5,431	-
Income loss from operations	(2,459,914)	(5,431)	-
Other income (expense)
Interest income (expense)	-	-	-
Gain from extinguishment of debt	877,920	-	-
Total other income (expense)	877,920	-	-
Net loss	$(1,581,994)	$(5,431)	$-

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	130,200,000	130,200,000	130,200,000

The accompanying notes are an integral part of the consolidated financial statements.

3D Markerjet, Inc

Statements of Changes in Shareholders Equity

	Preferred Stock Series		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, July 31, 2018	-	$-	130,200,000	$130,200	$780,659	$(1,788,779)	$(877,920)

Net (loss)						-	-

Balance, July 31, 2019 (unaudited)	-	$-	130,200,000	$130,200	$780,659	$(1,788,779)	$(877,920)

					Additional		Total
	Preferred Stock Series		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, July 31, 2019	-	$-	130,200,000	$130,200	$780,659	$(1,788,779)	$(877,920)

Net loss						(5,431)	(5,431)

Balance, July 31, 2020 (unaudited)	-	$-	130,200,000	$130,200	$780,659	$(1,794,210)	$(883,351)

					Additional		Total
	Preferred Stock Series		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, July 31, 2020 (unaudited)	-	-	130,200,000	$130,200	$780,659	$(1,794,210)	$(883,351)

Net income						(1,581,994)	$(1,581,994)

Issuance of preferred stock to related party	10,000,000	1,000			2,459,000		2,460,000

Balance, December 31, 2020	10,000,000	$1,000	130,200,000	$130,200	$3,239,659	$(3,376,204)	$(5,345)

The accompanying notes are an integral part of the consolidated financial statements.

3D Markerjet, Inc

Statements of Cash flows

	Five months	Year	Year
	ended	Ended	Ended
	December 31,	July 31,	July 31,
	2020	2020	2020
		(unaudited)	(unaudited)
Operating activities
Net loss	$(1,581,994)	$(5,431)	$-
Stock based compensation	2,450,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(232,227)	-
Convertible notes	(602,693)	-
Notes payable	(43,000)
Accounts payable and accrued liabilities	-	-
Net cash provided by (used in) operating activities	(9,914)	(5,431)	-

Cash flows from financing activities:
Proceeds from related party advances	9,914	5,431	-
Net cash provided by (used in) financing activities	9,914	5,431	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period
Cash and cash equivalents at end of period	$-	$-	$-

Supplemental disclosure of cash flow information:	$-	$-	$-
Cash paid for interest	$-	$-	$-
Cash paid for income taxes

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

On March 22, 2021, as a result of a private transactions, 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share were transferred from Custodian Ventures, LLC to Flowerkist Inc. (the “Purchaser”). As a result, the Purchaser became an approximately 70% holder of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholder. The consideration paid for the Shares was $250,000. The source of the cash consideration for the Shares was personal funds of the Purchaser. In connection with the transaction, David Lazar released the Company from all debts owed to him.

On March 22, 2021, the existing director and officer resigned immediately. Accordingly, David Lazar, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and a Director. At the effective date of the transfer, Barry Clark consented to act as the new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of December 31, 2020 the Company had an accumulated deficit of $3,376,204.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2020 and July 31, 2020, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – DEBT

As of December 31, 2020, and July 31, 2020, the Company had $-0- and $877,920 in debt outstanding, respectively. Due to Court actions in Nevada related to the Company’s custodianship, all claims against past liabilities were barred. As a result, the Company recorded a “gain from the extinguishment of debt” of $877,920 on Statements of Operations for the five months ended December 31, 2020.

NOTE 4 – RELATED PARTY DEBT

As of December 31, 2020 and July 31, 2020 Custodian Ventures had extended $5,345 and $5,259, respectively in interest free demand loans to the Company.

NOTE 5 – COMPARATIVE FIVE MONTH FINANCIAL INFORMATION

The consolidated statements of operations and cash flows are provided below with comparative information for the five months ended December 31, 2020, 2019 and 2018. The financial information provided for the five periods ended December 31, 2019 and 2018 is unaudited since it represented an interim period of fiscal years 2019 and 2018. The unaudited financial information for the five-month periods ended December 31, 2019 and 2018, include all normal recurring adjustments necessary for a fair statement of the results for that period.

3D Makerjet, Inc.

Statements of Operations

	Five Months Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
		(unaudited)	(unaudited)

Revenue	$-	$-	$-
Cost of revenue	-	-	0
Gross profit	-	-

Operating expenses:
General and administrative -related party	2,459,914	-	-
Total operating expenses	2,459,914	-	-
Income loss from operations	(2,459,914)	-	-
Other income (expense)
Interest income (expense)	-	-	-
Gain from extinguishment of debt	877,920	-	-
Total other income (expense)	877,920	-	-
Net loss	$(1,581,994)	$-	$-

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	130,200,000	130,200,000	130,200,000

The accompanying notes are an integral part of the consolidated financial statements.

3D Markerjet, Inc

Statements of Cash flows

	Five Months Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
		(unaudited)	(unaudited)
Operating activities
Net loss	$(1,581,994)	$-	$-
Stock based compensation	2,450,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(232,227)	-
Convertible notes	(602,693)	-
Notes payable	(43,000)
Accounts payable and accrued liabilities	-	-
Net cash provided by (used in) operating activities	(9,914)	-	-

Cash flows from financing activities:
Proceeds from related party advances	9,914	-	-
Net cash provided by (used in) financing activities	9,914	-	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period
Cash and cash equivalents at end of period	$-	$-	$-

Supplemental disclosure of cash flow information:	$-	$-	$-
Cash paid for interest	$-	$-	$-
Cash paid for income taxes

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 6 – EQUITY

Common Stock

The Company has authorized 300,0000,000 shares of $0.001 par value, common stock. As of December 31, 2020, and July 31, 2020, there were 130,200,000 and 130,200,000 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

On September 24, 2020 the Company designated 10,000,000 shares of Preferred A stock, par value $0.0001 and awarded Custodian Ventures these shares that carry 30 to 1 conversion rights into common shares. These shares were awarded in return for a reduction of $10,000 of related party loans extended by Custodian Ventures to the Company. As a result the Company recorded stock based compensation of $2,450,000 related to these shares.

As of December 31, 2020 and July 31, 2020, there were 10,000,000 and -0- shares of Series A outstanding, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of December 31, 2020 and July 31, 2020.

NOTE 8 – SUBSEQUENT EVENTS

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

On March 22, 2021, as a result of a private transactions, 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share were transferred from Custodian Ventures, LLC to Flowerkist Inc. (the “Purchaser”). As a result, the Purchaser became an approximately 70% holder of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholder. The consideration paid for the Shares was $250,000. The source of the cash consideration for the Shares was personal funds of the Purchaser. In connection with the transaction, David Lazar released the Company from all debts owed to him.

On March 22, 2021, the existing director and officer resigned immediately. Accordingly, David Lazar, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and a Director. At the effective date of the transfer, Barry Clark consented to act as the new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2020, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending December 31, 2020. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation, and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fiscal year ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officer and director:

Name	Age	Principal Positions With Us
Barry Clark	62	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Barry Clark, 62, is the co-founder of Flowerkist, Inc., along with Stephanie Clark and the Chairman of the Board of Directors, which was founded in 2017. He also acts as a business mentor at CanopySD, a seed-stage mentorship-driven accelerator program for the legal cannabis industry in Southern California. Mr. Clark was the founder and managing director of Sussex Partners Investor Relations and Regal Barrington from 2004 through 2014.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Barry Clark at the address appearing on the first page of this annual report.

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Barry Clark, the Company’s only Officer and Director received no compensation for his services.

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

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership(1)		% of Common Stock(2)

Flowerkist, Inc.(4)	Preferred Stock	10,000,000	(3)	69.7%

DIRECTORS AND OFFICERS – TOTAL (One Officer and Director)		300,050,000		69.7%

5% SHAREHOLDERS

Market Milestones, Inc. 297 Kingsbury Grade, MB 4470 Stateline (Lake Tahoe), NV 89449	Common Stock	72,600,000 Shares		55.8%

Jason Zeng 160 Frederick St. Ste. 906 Toronto, ON Canada M5A4H9	Common Stock	26,000,000 Shares		20.0%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of October 30, 2015 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Based upon 130,200,000 shares issued and outstanding on December 31 2020, plus the number of shares that such individual has the right to acquire within 60 days of such date.

(3)	The preferred is convertible to common at the rate of 30 to 1.

(4)	Barry Clark, the CEO of Flowerkist has voting and dispositive power of these shares

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of the date of this Report, Custodian Ventures had extended $15,345 in interest free demand loans to the Company.

Item 14. Principal Accounting Fees and Services

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided in connection with statutory and regulatory filings. Fees incurred were $5,400 and $5,400 for the years ended December 31, 2020 and July 31, 2020.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for the years ended December 31, 2020 and July 31, 2020.

 Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended December 31, 2020.

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

3D MakerJet, Inc.

Date: April 28, 2021	By:	/s/ Barry Clark
Barry Clark
	Title:	Chief Executive Officer and Director