Form 10-Q
period 2021-06-30
3D MAKERJET, INC.
filed 2021-08-11
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of August 9, 2021 was 130,200,000 shares.

3D MAKERJET, INC.

i

3D Makerjet, Inc.

Balance Sheets

(unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable- related parties	-	5,345
Total current liabilities	-	5,345
Total Liabilities	-	5,345

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock: $0.0001 par value 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding as of June 30, 2021 and December, 31, 2020	1,000	1,000
Common stock, $0.001 par value, 300,000,000 shares authorized; 130,200,000 and 130,200,000 issued and outstanding as of June 30, 2021 and December 31, 2020	130,200	130,200
Additional paid-in capital	3,245,004	3,239,659
Accumulated deficit	(3,376,204)	(3,376,204)
Total stockholders’ equity	-	(5,345)
Total liabilities and equity	$-	$-

The accompanying notes are part of the consolidated financial statements.

3D Makerjet, Inc.

Statements of Operations

For The Three and Six Months Ended June 30, 2021 and 2020

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative -related party	-	-	-	-
Total operating expenses	-	-	-	-
Income loss from operations	-	-	-	-
Other income (expense)
Interest income (expense)	-	-	-	-
Gain from extinguishment of debt	-	-	-	-
Total other income (expense)	-	-	-	-
Net loss	$-	$-	$-	$-

Basic and diluted earnings (loss) per common share	$-	$-	$-	$-

Weighted-average number of common shares outstanding:
Basic and diluted	130,200,000	130,200,000	130,200,000	130,200,000

The accompanying notes are an integral part of the financial statements.

3D Makerjet, Inc

Statements of Changes in Shareholders Equity

For The Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Preferred Stock Series		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 30, 2019	-	$-	130,200,000	$130,200	$780,659	$(1,788,779)	$(877,920)

Net income (loss)						-

Balance, June 30, 2020	-	$-	130,200,000	$130,200	$780,659	$(1,788,779)	$(877,920)

					Additional		Total
	Preferred Stock Series		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2020	10,000,000	1,000	130,200,000	$130,200	$3,239,659	$(3,376,204)	$(5,345)

Net income (loss)						-

Capital contribution from former related party					5,345		5,345

Balance, June 30, 2021	10,000,000	$1,000	130,200,000	$130,200	$3,245,004	$(3,376,204)	$-

The accompanying notes are an integral part of the financial statements.

3D Markerjet, Inc

Statements of Cash flows

(Unaudited)

Six Months Ended
June 30,
	2021	2020

Cash flows used in operating activities:
Net loss	$-	$-
Changes in operating assets and liabilities
Net cash provided by (used in) operating activities	-	-

Cash flows used in investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Net cash provided by (used in) financing activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information:	$-	$-
Cash paid for interest	$-	$-
Cash paid for income taxes

Supplemental disclosure of non-cash information:
Forgiveness of debt by former related party due to a change of control	$5,345	$-

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of June 30, 2021, the Company had an accumulated deficit of $3,376,204.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2021 and December 31, 2020, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – RELATED PARTY DEBT

As of June 30, 2021, and December 31, 2020, the balance of related party loans was $-0- and $5,345, respectively.

NOTE 4 – EQUITY

Common Stock

The Company has authorized 300,0000,000 shares of $0.001 par value, common stock. As of June 30, 2021, and December 31, 2020, there were 130,200,000 and 130,200,000 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

On September 24, 2020 the Company designated 10,000,000 shares of Preferred A stock, par value $0.0001 and awarded Custodian Ventures these shares that carry 30 to 1 conversion rights into common shares. These shares were awarded in return for a reduction of $10,000 of related party loans extended by Custodian Ventures to the Company. As a result, the Company recorded stock-based compensation of $2,450,000 related to these shares.

On March 22, 2021, as a result of a private transactions, these 10,000,000 shares of Series A Preferred Stock, were transferred from Custodian Ventures, LLC to Flowerkist Inc. (the “Purchaser”). As a result, the Purchaser became an approximately 70% holder of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company and became the controlling shareholder.

As of June 30, 2021, and December 31, 2020, there were 10,000,000 and -0- shares of Series A outstanding, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of June 30, 2021 and December 31, 2020.

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

During the remainder of the fiscal year ending December 31, 2021, we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

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

Liquidity and Capital Resources

We have $-0- cash on hand as of May 17, 2021 and will be dependent upon loans from our principal shareholder to remain operational.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the six-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or threatened legal actions against the Company.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3D Makerjet Inc.

Dated: August 11, 2021	By:	/s/ Barry Clark
Barry Clark
Chief Executive Officer
(Principal Executive Officer)