Form 10-Q
period 2021-09-30
Flowerkist Skin Care & Cosmetics, Inc.
filed 2021-10-04
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 333-157783

FLOWERKIST SKIN CARE AND COSMETICS, INC.

f/k/a 3D Makerjet, Inc.

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

The number of shares outstanding of the registrant’s common stock as of October 1, 2021, was 130,212 shares.

FLOWERKIST SKIN CARE AND COSMETICS, INC.

i

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

Flowerkist Skin Care and Cosmetics, Inc.

Balance Sheets

(unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable- related parties	$-	$5,345
Total current liabilities	-	5,345
Total Liabilities	-	5,345

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock: $0.0001 par value 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding as of September 30, 2021 and December, 31, 2020	1,000	1,000
Common stock, $0.001 par value, 300,000,000 shares authorized; 130,212 and 130,212 issued and outstanding as of September 30, 2021 and December 31, 2020	130	130
Additional paid-in capital	3,375,074	3,369,729
Accumulated deficit	(3,376,204)	(3,376,204)
Total stockholders’ equity	-	(5,345)
Total liabilities and equity	$-	$-

The accompanying notes are part of the consolidated financial statements.

Flowerkist Skin Care and Cosmetics, Inc.

Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative -related party	-	7,450	-	12,881
Total operating expenses	-	7,450	-	12,881
Income loss from operations	-	(7,450)	-	(12,881)
Other income (expense)
Interest income (expense)	-	-	-	-
Gain from extinguishment of debt	-	-	-	-
Total other income (expense)	-	-	-	-
Net loss	$-	$(7,450)	$-	$(12,881)

Basic and diluted earnings (loss) per common share	$-	$(0.06)	$-	$(0.10)

Weighted-average number of common shares outstanding:
Basic and diluted	130,212	130,212	130,212	130,212

The accompanying notes are an integral part of the financial statements.

Flowerkist Skin Care and Cosmetics, Inc.

Statements of Changes in Shareholders Equity

(Unaudited)

	Preferred Stock Series		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 30, 2019	-	$-	130,212	$130	$910,729	$(1,788,779)	$(877,920)

Net income (loss)						(12,881)	(12,881)

Balance, September 30, 2020	-	$-	130,212	$130	$910,729	$(1,801,660)	$(877,920)

					Additional		Total
	Preferred Stock Series		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2020	10,000,000	1,000	130,212	$130	$3,369,729	$(3,376,204)	$(5,345)

Net income (loss)						-

Capital contribution from former related party					5,345		5,345

Balance, September 30, 2021	10,000,000	$1,000	130,212	$130	$3,375,074	$(3,376,204)	$-

The accompanying notes are an integral part of the financial statements.

Statements of Cash flows

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020

Cash flows used in operating activities:
Net loss	$-	$(12,881)
Changes in operating assets and liabilities
Net cash used in operating activities	-	(12,881)

Cash flows used in investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Notes payable related parties		12,881
Net cash provided by financing activities		12,881

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash information:
Forgiveness of debt by former related party due to a change of control	$5,345	$-

The accompanying notes are an integral part of the financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Flowerkist Skin Care And Cosmetics, Inc. f/k/a 3D MakerJet, Inc. (“Flowerkist “ or the “Company”), formerly known as American Business Change Agents, Inc., was incorporated under the laws of the State of Nevada on January 12, 2009. On May 4, 2014, the name of the Company was changed to 3D MakerJet, Inc. The Company had been developing a business plan focused on the sale of 3D printers, scanners, and ancillary equipment. 3D MakerJet, Inc.

On May 4, 2014, the name of the Company was changed to 3D MakerJet, Inc. the Company has been dormant since January 2016.

On July 14, 2020, as a result of a custodianship in Clark County, Nevada, Case Number: A-20-816260-B, Custodian Ventures LLC (“Custodian”) was appointed custodian of the Company. David Lazar is the managing member of Custodian.

On July 16, 2020, Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer, and Chairman of the Board of Directors.

On January 29, 2021, the Board of Directors of the Company approved the change in the Company’s fiscal year-end from July 31 to December 31. As required, the Company will file a transition report on Form 10-K covering the transition period with the Securities and Exchange Commission.

On March 22, 2021, as a result of a private transaction, 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share were transferred from Custodian Ventures, LLC to Flowerkist Inc. (the “Purchaser”). As a result, the Purchaser became an approximately 70% holder of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company and became the controlling shareholder. The consideration paid for the Shares was $250,000. The source of the cash consideration for the Shares was corporate funds of the Purchaser. In connection with the transaction, David Lazar released the Company from all debts owed to him.

On March 22, 2021, the existing director and officer resigned immediately. Accordingly, David Lazar, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and a Director. At the effective date of the transfer, Barry Clark consented to act as the new President, CEO, CFO, Treasurer, Secretary, and Chairman of the Board of Directors of the Company.

On August 17, 2021, 3D Makerjet, Inc., amended its Articles of Incorporation change its name to Flowerkist Skin Care and Cosmetics, Inc. The change was made in anticipation of entering into a new line of business operations.

Also on August 17, 2021, the Company amended its articles of incorporation to reverse split its common stock at a rate of 1 for 1,000.

On September 14, 2021, Stephanie Parker was appointed as a director and as President and Secretary of the Company. Also, on September 14, 2021, Ms. Parker accepted such an appointment. Ms. Parker is not independent using the definition of independence under NASDAQ Listing Rule 5605(a)(2) and the standards established by the Securities and Exchange Commission. Ms. Parker was formerly married to Barry Clark.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of September 30, 2021, the Company had an accumulated deficit of $3,376,204.

Reverse Stock Split

On August 17, 2021, the Company initiated a 1 for 1,000 reverse split. Prior to the split, there were 130,200,000 shares outstanding. After the split, there were 130,212 shares outstanding. The reverse split has been applied retroactively for all financial statements presented unless specifically stated otherwise.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto on December 31, 2020, as presented in the Company’s Annual Report on Form 10-K filed on April 28, 2021, with the SEC.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2021, and December 31, 2020, the Company’s cash equivalents totaled $-0- and $-0- respectively.

Income taxes

The Company accounts for income taxes under FASB ASC 740, ”Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, ”Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

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

NOTE 3 – RELATED PARTY DEBT

As of September 30, 2021, and December 31, 2020, the balance of related party loans was $-0- and $5,345, respectively.

NOTE 4 – EQUITY

Common Stock

Reverse Stock Split

On August 17, 2021, the Company initiated a 1 for 1,000 reverse split. Prior to the split, there were 130,200,000 shares outstanding. After the split, there were 130,212 shares outstanding. The reverse split has been applied retroactively for all financial statements presented unless specifically stated otherwise.

The Company has authorized 300,000,000 shares of $0.001 par value, common stock. As of September 30, 2021, and December 31, 2020, there were 130,212 and 130,212 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

On September 24, 2020, the Company designated 10,000,000 shares of Preferred A stock, par value $0.0001, and awarded Custodian Ventures these shares that carry 30 to 1 conversion rights into common shares. These shares were awarded in return for a reduction of $10,000 of related party loans extended by Custodian Ventures to the Company. As a result, the Company recorded stock-based compensation of $2,450,000 related to these shares.

On March 22, 2021, as a result of a private transaction, these 10,000,000 shares of Series A Preferred Stock, were transferred from Custodian Ventures, LLC to Flowerkist Inc. (the “Purchaser”). As a result, the Purchaser became an approximately 70% holder of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company and became the controlling shareholder.

As of September 30, 2021, and December 31, 2020, there were 10,000,000 and 10,000,000 shares of Series A outstanding, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of September 30, 2021, and December 31, 2020.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding management’s future plans for the Company, our liquidity and ability to raise capital, our business strategy, and our future operations. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, working capital sources, business strategy and plans, and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties, and risks that may cause actual results to differ materially from these forward-looking statements include the ongoing impact of the coronavirus pandemic and its negative effect on the U.S. and global economies, and our lack of an operating history and revenue. Further information on the risk factors affecting our business is contained in “Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2020. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events, or otherwise.

Organizational History of the Company and Overview

Flowerkist Skin Care and Cosmetics, Inc. (“Flowerkist Skin Care and Cosmetics” or the “Company”), formerly known as American Business Change Agents, Inc., was incorporated under the laws of the State of Nevada on January 12, 2009. On May 4, 2014, the name of the Company was changed to Flowerkist Skin Care and Cosmetics, Inc. The Company had been developing a business plan focused on the sale of 3D printers, scanners, and ancillary equipment.

On May 4, 2014, the name of the Company was changed to Flowerkist Skin Care and Cosmetics, Inc. the Company has been dormant since January 2016.

On July 14, 2020, as a result of a custodianship in Clark County, Nevada, Case Number: A-20-816260-B, Custodian Ventures LLC (“Custodian”) was appointed custodian of the Company. David Lazar is the managing member of Custodian.

On July 16, 2020, Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer, and Chairman of the Board of Directors.

On January 29, 2021, the Board of Directors of the Company approved the change in the Company’s fiscal year-end from July 31 to December 31. As required, the Company will file a transition report on Form 10-K covering the transition period with the Securities and Exchange Commission.

On March 22, 2021, as a result of a private transaction, 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share were transferred from Custodian Ventures, LLC to Flowerkist Inc. (the “Purchaser”). As a result, the Purchaser became an approximately 70% holder of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company and became the controlling shareholder. The consideration paid for the Shares was $250,000. The source of the cash consideration for the Shares was the corporate funds of the Purchaser. In connection with the transaction, David Lazar released the Company from all debts owed to him.

On March 22, 2021, the existing director and officer resigned immediately. Accordingly, David Lazar, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and a Director. At the effective date of the transfer, Barry Clark consented to act as the new President, CEO, CFO, Treasurer, Secretary, and Chairman of the Board of Directors of the Company.

The evaluation and selection of a business opportunity is a complex and uncertain process, and we have not yet identified a target operating business for acquisition. Business opportunities that we believe are in the best interests of the Company and its shareholders may be scarce, or we may be unable to obtain the businesses we identify as viable for our objectives, including due to competitive forces in the marketplace beyond our control. There can be no assurance that we will be able to locate compatible business opportunities for the Company. See –”Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

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

Given our limited capital resources, we may consider a business combination with an entity that has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets, or is an established business experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a business combination may involve the acquisition of, or a merger with, an entity that desires access to the U.S. capital markets.

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

We anticipate that the selection of a business combination will be a complex and risk-prone process. Because of general economic conditions, including unfavorable conditions caused by the coronavirus pandemic, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are a number of firms seeking business opportunities at this time at discounted rates with which we will compete. We expect that any potentially available business combinations may appear in a variety of different industries or regions and at various stages of development, all of which will likely render the task of comparative investigation and analysis of such business opportunities extremely difficult and complicated.

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

Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development.  Such risks for us include but are not limited to, an evolving and unpredictable business model, recognition of revenue sources, and the management of growth. To address these risks, we must, among other things, develop, implement, and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain, and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition, and results of operations.

Liquidity and Capital Resources

We have $-0- cash on hand as of September 30, 2021 and will be dependent upon loans from our principal shareholder to remain operational.

COVID-19 Update

To date, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our current lack of operations. The pandemic may, however, have an impact on our ability to evaluate and acquire an operating entity through a reverse merger or otherwise. See “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2020, for more information.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the six months covered by this report that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Flowerkist Skin Care and Cosmetics Inc.

Dated: October 4, 2021	By:	/s/ Barry Clark
Barry Clark
Chief Executive Officer
(Principal Executive Officer)