Form 10-K
period 2021-12-31
Flowerkist Skin Care & Cosmetics, Inc.
filed 2022-04-15
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Or

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

The aggregate market value of the registrant’s voting and non-voting common equity 130,212 shares held by non-affiliates on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,994,876 computed by reference to the closing sales price of the shares of common stock on June 30, 2021 which was $23.00.

The number of shares outstanding of the registrant’s common stock as of April 15, 2022, was 130,212 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

TABLE OF CONTENTS

FORM 10-K

i

Part I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this transition report on Form 10-K contains “forward-looking statements.” These forward-looking statements are contained principally in the sections titled “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions, or strategies concerning future events, including, but not limited to; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to the risks of limited management, labor, and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this transition report on Form 10-K, “ we,” “our,” “us” and the “Company” refer to Flowerkist Skin Care and Cosmetics, Inc., a Nevada corporation and its subsidiaries unless the context requires otherwise.

Item 1. Business.

Recent Developments

Change in Fiscal Year-End

On January 29, 2021, the Board of Directors of Flowerkist Skin Care and Cosmetics, Inc., (the “Company”) approved the change in the Company’s fiscal year end from July 31 to December 31.

Coronavirus (COVID-19)

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic which continues to spread throughout the U.S. and the globe. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most U.S. states and many countries have issued policies intended to stop or slow the further spread of the disease such as issuing temporary Executive Orders that, among other stipulations, effectively prohibit in-person work activities for most industries and businesses, having the effect of suspending or severely curtailing operations. COVID-19 and the U. S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. The extent of the ultimate impact of the pandemic on the Company’s operational and financial performance will depend on various developments, including the duration and spread of the outbreak, which cannot be reasonably predicted at this time. Accordingly, while management reasonably expects the COVID-19 outbreak to negatively impact the Company, the related consequences and duration are highly uncertain and cannot be predicted at this time.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On December 31, 2021, the Company had an accumulated deficit of $3,378,176 and working capital of $-0-. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s continuation as a going concern is solely dependent upon the Company’s ability to raise financing from third parties. There is no assurance that the Company will be successful in doing so. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We expect that we will pursue acquisitions of other businesses, assets, or technologies to grow our business. We may fail to identify attractive acquisition candidates, or we may be unable to reach acceptable terms for future acquisitions. We might not be able to raise enough cash to compete for attractive acquisition targets. If we are unable to complete acquisitions in the future, our ability to grow our business will be impaired.

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

Risks Related to Our Common Stock

Our Common Stock Currently Trades on the Pink Tier of OTC Markets.

Our Common Stock currently trades on the Pink Tier of OTC Market Group LLC’s Marketplace under the symbol “FKST” and is labeled as “Pink Current Information” at this time. On August 20, 2021, FINRA declared the Name Change effective. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted on the over the counter “pink sheets” under the trading symbol “FKST”

Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The following table sets forth the high and low bid quotations for our Common Stock as reported on the pink sheets for the periods indicated.

Fiscal 2021	$ High	$ Low
First Quarter -March, 2021	105.00	5.20
Second Quarter -June, 2021	49.00	23.00
Third Quarter-September 2021	59.00	4.30
Fourth Quarter-December, 2021	10.00	3.76

Fiscal 2020	$ High	$ Low
First Quarter-March 2020	4.40	1.60
Second Quarter-June 2020	8.00	2.00
Third Quarter-September 2020	14.90	7.00
Fourth Quarter-December 2020	14.00	5.20

As of April 14, 2022 the closing price of our Common Stock was $4.23 per share.

Holders of Our Common Stock

As of March 31, 2022 we had 130,200 shares of our common stock issued and outstanding, held by twenty-seven (27) shareholders of record, with others holding shares in street name.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Change in Fiscal Year-End

On January 29, 2021, the Board of Directors of Flowerkist Skin Care and Cosmetics, Inc. (the “Company”) approved the change in our fiscal year end from July 31 to December 31.

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

Off Balance Sheet Arrangements

As of December 31, 2021, there were no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Financial Statements:

F-2	Report of Independent Registered Public Accounting Firm
F-3	Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020
F-4	Consolidated Statements of Operations for the Years ended December 31, 2021 and 2020
F-5	Consolidated Statements of Changes in Shareholders Equity for the Years ended December 31, 2021 and December 31, 2020
F-6	Consolidated Statements of Cash flows for the Years ended December 31, 2021 and 2020
F-7	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Flowerkist Skin Care and Cosmetics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Flowerkist Skin Care and Cosmetics, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S BF Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, CO

April 15, 2022

Flowerkist Skin Care and Cosmetics, Inc.

Balance Sheets

	December 31,	December 31,
	2021	2020
ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable- related parties	$1,972	$5,345
Total current liabilities	1,972	5,345
Total Liabilities	1,972	5,345

Commitments and contingencies	-	-

Stockholders' Deficit:
Preferred stock: $0.0001 par value 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding as of December 31, 2021 and December, 31, 2020	1,000	1,000
Common stock, $0.001 par value, 300,000,000 shares authorized; 130,212 and 130,212 issued and outstanding as of December 31, 2021 and December 31, 2020	130	130
Additional paid-in capital	3,375,074	3,369,729
Accumulated deficit	(3,378,176)	(3,376,204)
Total stockholders' equity	(1,972)	(5,345)
Total liabilities and equity	$-	$-

The accompanying notes are part of the financial statements.

Flowerkist Skin Care and Cosmetics, Inc.

Statements of Operations

	Year Ended December 31, 2021	Five months Ended December 31, 2020
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses:
General and administrative -related party	1,972	2,459,914
Total operating expenses	1,972	2,459,914
Loss from operations	(1,972)	(2,459,914)
Other income
Gain from extinguishment of debt	-	877,920
Total other income (expense)	-	877,920
Net loss	$(1,972)	$(1,581,994)

Basic and diluted earnings (loss) per common share	$(0.02)	$(12.15)

Weighted-average number of common shares outstanding:
Basic and diluted	130,212	130,212

The accompanying notes are an integral part of the financial statements.

Flowerkist Skin Care and Cosmetics, Inc.

Statements of Changes in Shareholders Equity

	Preferred Stock Series		Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, July 31, 2020 (unaudited)	-	$-	130,212	$130	$910,729	$(1,794,210)	$(883,351)

Net income (loss)				-		(1,581,994)	(1,581,994)

Issuance of preferred stock to related party	10,000,000	1,000			2,459,000		2,460,000

Balance, December 31, 2020	10,000,000	$1,000	130,212	$130	$3,369,729	$(3,376,204)	$(5,345)

					Additional		Total
	Preferred Stock Series		Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2020	10,000,000	1,000	130,212	$130	$3,369,729	$(3,376,204)	$(5,345)

Net income (loss)		-		-	-	(1,972)	(1,972)

Capital contribution from former related party					5,345		5,345

Balance, December 31, 2021	10,000,000	$1,000	130,212	$130	$3,375,074	$(3,378,176)	$(1,972)

The accompanying notes are an integral part of the financial statements.

Flowerkist Skin Care and Cosmetics, Inc.

Statements of Cash flows

	Year Ended December 31, 2021	Five months ended December 31, 2020
Cash flows used in operating activities:
Net loss	$(1,972)	$(1,581,994)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	-	2,450,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	-	(232,227)
Convertible notes	-	(602,693)
Notes payable	-	(43,000)
Net cash used in operating activities	(1,972)	(9,914)

Cash flows used in investing activities:
Net cash provided by (used in) Investing Activities	-	-

Cash flows from financing activities:
Proceeds from related party advances	1,972	9,914
Net cash provided by financing activities	1,972	9,914

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of non-cash information:
Forgiveness of debt by former related party due to a change of control	$5,345	$-

The accompanying notes are an integral part of the financial statements.

FLOWERKIST SKIN CARE AND COSMETICS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Flowerkist Skin Care And Cosmetics, Inc. f/k/a 3D MakerJet, Inc. (“Flowerkist “or the “Company”), formerly known as American Business Change Agents, Inc., was incorporated under the laws of the State of Nevada on January 12, 2009. On May 4, 2014, the name of the Company was changed to 3D MakerJet, Inc. The Company had been developing a business plan focused on the sale of 3D printers, scanners, and ancillary equipment. 3D MakerJet, Inc.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of December 31, 2021 the Company had an accumulated deficit of $3,378,176.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2021 and December 31, 2020, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – DEBT

As of December 31, 2021, and December 31, 2020, the Company had $-0- and $-0- in debt outstanding, respectively.

NOTE 4 – RELATED PARTY DEBT

As of December 31, 2021 and December 31, 2020 the balance of notes payable due to related parties was $1,972 and $5,345, respectively. These notes payable were comprised of interest-free demand loans.

NOTE 5 – EQUITY

Common Stock

Reverse Stock Split

On August 17, 2021, the Company initiated a 1 for 1,000 reverse split. Prior to the split, there were 130,200,000 shares outstanding. After the split, there were 130,212 shares outstanding. The reverse split has been applied retroactively for all financial statements presented unless specifically stated otherwise.

The Company has authorized 300,000,000 shares of $0.001 par value, common stock. As of December 31, 2021 and December 31, 2020, there were 130,212 and 130,212 shares of Common Stock issued and outstanding, respectively.

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

As of December 31, 2021, and December 31, 2020, there were 10,000,000 and 10,000,000 shares of Series A outstanding, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of December 31, 2021 and December 31, 2020.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2021, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

Based on the evaluation of our disclosure controls and procedures, management has concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report at the reasonable assurance level.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2021, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending December 31, 2021. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fiscal year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2021, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of voting stock, except to the extent authority is shared by spouses under applicable law.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership(1)		% of Common Stock(2)
Flowerkist, Inc.(4)	Preferred Stock	10,000,000	(3)	99.9%

DIRECTORS AND OFFICERS – TOTAL (Two Officers and Directors)	Preferred Stock	10,000,000		99.7%

5% SHAREHOLDERS

Market Milestones, Inc. Taylor L. Touchette 310 Cedar Lake Drive League City, Texas 77573	Common Stock	72,600 Shares		55.8%

Jason Zeng 160 Frederick St. Ste. 906 Toronto, ON Canada M5A4H9	Common Stock	26,000 Shares		20.0%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2022 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.
(2)	Based upon 130,200 shares issued and outstanding on December 31, 2021, and including the if converted common shares.
(3)	The preferred is convertible to common at the rate of 30 to 1, or 300,000,000 common shares.
(4)	Barry Clark, the CEO, and Stephanie Parker, President of Flowerkist have voting and dispositive power of these shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of the date of this Report, Flowerkist Inc. had extended $-0- in interest free demand loans to the Company.

Item 14. Principal Accounting Fees and Services

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided in connection with statutory and regulatory filings. Fees incurred were $21,500 and $5,400 for the years ended December 31, 2021 and December 31, 2020.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for the years ended December 31, 2021 and December 31, 2020.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended December 31, 2021.

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

Flowerkist Skin Care and Cosmetics, Inc.

Date: April 15, 2022	By:	/s/ Barry Clark
Barry Clark
	Title:	Chief Executive Officer and Director

By:	/s/ Stephanie Parker
Stephanie Parker
Title:	President and Director