Form 10-Q
period 2022-03-31
Flowerkist Skin Care & Cosmetics, Inc.
filed 2022-05-23
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

22431 Antonio Parkway, Suite 160
Rancho Margarita, CA 92688

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

The number of shares outstanding of the registrant’s common stock as of May 23, 2022 was 130,212 shares.

FLOWERKIST SKIN CARE AND COSMETICS, INC.

i

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

Flowerkist Skin Care and Cosmetics, Inc.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2022	2021
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,600	$-
Notes payable- related parties	1,972	1,972
Total current liabilities	23,572	1,972
Total Liabilities	23,572	1,972

Commitments and contingencies		-

Stockholders’ Deficit:
Preferred stock: $0.0001 par value 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding as of March 31, 2022 and December, 31, 2021	1,000	1,000
Common stock, $0.001 par value, 300,000,000 shares authorized; 130,212 and 130,212 issued and outstanding as of March 31, 2022 and December 31, 2021	130	130
Additional paid-in capital	3,375,074	3,375,074
Accumulated deficit	(3,399,776)	(3,378,176)
Total stockholders’ equity	(23,572)	(1,972)
Total liabilities and equity	$-	$-

The accompanying notes are part of the consolidated financial statements.

Flowerkist Skin Care and Cosmetics, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses:
General and administrative	21,600
Total operating expenses	21,600	-
Income loss from operations	(21,600)	-
Other income (expense)
Total other income (expense)	-	-
Net loss	$(21,600)	$-

Basic and diluted earnings (loss) per common share	$(0.17)	$-

Weighted-average number of common shares outstanding:
Basic and diluted	130,212	130,212

The accompanying notes are an integral part of the financial statements.

Flowerkist Skin Care and Cosmetics, Inc.

Statements of Changes in Shareholders Equity

(Unaudited)

	Preferred Stock Series		Common stock		Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit
Balance, December 31, 2020	-	$1,000	130,212	$130	$3,369,729	$(3,376,204)

Net income (loss)		-		-	-	-

Contribution from former related party					5,345

Balance March 31, 2021	-	$1,000	130,212	$130	$3,375,074	$(3,376,204)

	Preferred Stock Series		Common stock		Additional Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit
Balance, December 31, 2021	10,000,000	1,000	130,212	$130	$3,375,074	$(3,378,176)

Net income (loss)		-		-	-	(21,600)

Balance, March 31, 2022	10,000,000	$1,000	130,212	$130	$3,375,074	$(3,399,776)

The accompanying notes are an integral part of the financial statements.

Flowerkist Skin Care and Cosmetics, Inc.

Statements of Cash flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Cash flows used in operating activities:
Net loss	$(21,600)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts payable	21,600
Net cash provided by (used in) operating activities	-	-

Cash flows used in investing activities:
Net cash provided by (Used in) Investing Activities	-	-

Cash flows from financing activities:
Proceeds from related party advances	-
Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of non-cash information:
Forgiveness of debt by former related party due to a change of control		$5,345

The accompanying notes are an integral part of the financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Flowerkist Skin Care And Cosmetics, Inc. f/k/a 3D MakerJet, Inc. (“Flowerkist” or the “Company”), formerly known as American Business Change Agents, Inc., was incorporated under the laws of the State of Nevada on January 12, 2009. On May 4, 2014, the name of the Company was changed to 3D MakerJet, Inc. The Company had been developing a business plan focused on the sale of 3D printers, scanners, and ancillary equipment. 3D MakerJet, Inc.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of March 31, 2022, the Company had an accumulated deficit of $3,399,776.

Reverse Stock Split

On August 17, 2021, the Company initiated a 1 for 1,000 reverse split of its common shares. Prior to the split, there were 130,200,000 shares outstanding. After the split, there were 130,212 shares outstanding. No shares have been subsequent to the split and through the date of this Report. The reverse split has been applied retroactively for all financial statements presented unless specifically stated otherwise.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto on December 31, 2021, as presented in the Company’s Annual Report on Form 10-K filed on April 15, 2022, with the SEC.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2022, and December 31, 2021, the Company’s cash equivalents totaled $-0- and $-0- respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the quarter or year, respectively. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that impact the Company’s operations.

NOTE 3 – RELATED PARTY DEBT

As of March 31, 2022, and December 31, 2021, the balance of related party loans was $1,972 and $1,972, respectively. This notes payable represent an interest free demand loan extended to the Company by its CEO.

NOTE 4 – EQUITY

Common Stock

Reverse Stock Split

On August 17, 2021, the Company initiated a 1 for 1,000 reverse split. Prior to the split, there were 130,200,000 shares outstanding. After the split, there were 130,212 shares outstanding. The reverse split has been applied retroactively for all financial statements presented unless specifically stated otherwise.

The Company has authorized 300,000,000 shares of $0.001 par value, common stock. As of March 31, 2022, and December 31, 2021, there were 130,212 and 130,212 shares of Common Stock issued and outstanding, respectively.

NOTE 4 – EQUITY (continued)

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

As of March 31, 2022, and December 31, 2021, there were 10,000,000 and 10,000,000 shares of Series A outstanding, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of March 31, 2022, and December 31, 2021.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties, and risks that may cause actual results to differ materially from these forward-looking statements include the ongoing impact of the coronavirus pandemic and its negative effect on the U.S. and global economies, and our lack of an operating history and revenue. Further information on the risk factors affecting our business is contained in “Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events, or otherwise.

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

The evaluation and selection of a business opportunity is a complex and uncertain process, and we have not yet identified a target operating business for acquisition. Business opportunities that we believe are in the best interests of the Company and its shareholders may be scarce, or we may be unable to obtain the businesses we identify as viable for our objectives, including due to competitive forces in the marketplace beyond our control. There can be no assurance that we will be able to locate compatible business opportunities for the Company. See –“Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

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

During the remainder of the fiscal year ending December 31, 2022, we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

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

Liquidity and Capital Resources

We have $-0- cash on hand as of March 31, 2022 and will be dependent upon loans from our principal shareholder to remain operational.

COVID-19 Update

To date, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our current lack of operations. The pandemic may, however, have an impact on our ability to evaluate and acquire an operating entity through a reverse merger or otherwise. See “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2021, for more information.

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

The Company’s disclosure controls and procedures, and internal controls over financial reporting were not effective as of March 31, 2022

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months covered by this report that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Flowerkist Skin Care and Cosmetics Inc.

Dated: May 23, 2022	By:	/s/ Barry Clark
Barry Clark
Chief Executive Officer
(Principal Executive Officer)