Form 10-Q
period 2022-06-30
Flowerkist Skin Care & Cosmetics, Inc.
filed 2022-08-17
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of August 17, 2022 was 130,212 shares.

FLOWERKIST SKIN CARE AND COSMETICS, INC.

i

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

Flowerkist Skin Care and Cosmetics, Inc.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2022	2021
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,600	$-
Notes payable- related parties	1,972	1,972
Total current liabilities	23,572	1,972
Total Liabilities	23,572	1,972

Commitments and contingencies		-

Stockholders’ Deficit:
Preferred stock: $0.0001 par value 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding as of June 30, 2022 and December, 31, 2021	1,000	1,000
Common stock, $0.001 par value, 300,000,000 shares authorized; 130,212 and 130,212 issued and outstanding as of June 30, 2022 and December 31, 2021	130	130
Additional paid-in capital	3,375,074	3,375,074
Accumulated deficit	(3,399,776)	(3,378,176)
Total stockholders’ equity	(23,572)	(1,972)
Total liabilities and equity	$-	$-

The accompanying notes are part of the consolidated financial statements.

Flowerkist Skin Care and Cosmetics, Inc.

Statements of Operations

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	-		21,600	-
Total operating expenses	-	-	21,600	-
Income loss from operations	-	-	(21,600)	-
Other income (expense)
Interest income (expense)	-	-	-	-
Gain from extinguishment of debt	-		-	-
Total other income (expense)	-	-	-	-
Net loss	$-	$-	$(21,600)	$-

Basic and diluted earnings (loss) per common share	$-	$-	$(0.17)	$-

Weighted-average number of common shares outstanding:
Basic and diluted	130,212	130,212	130,212	130,212

The accompanying notes are an integral part of the financial statements.

Flowerkist Skin Care and Cosmetics, Inc.

Statements of Changes in Shareholders Equity

(Unaudited)

	Preferred Stock Series		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2020	10,000,000	$1,000	130,212	$130	$3,369,729	$(3,376,204)	$(5,345)

Net income (loss)		-		-		-

Contribution from former related party					5,345		5,345

Balance June 30, 2021	10,000,000	$1,000	130,212	$130	$3,375,074	$(3,376,204)	$-

	Preferred Stock Series		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2021	10,000,000	$1,000	130,212	$130	$3,375,074	$(3,378,176)	$(1,972)

Net income (loss)		-		-	-	(21,600)	(21,600)

Balance, June 30, 2022	10,000,000	$1,000	130,212	$130	$3,375,074	$(3,399,776)	$(23,572)

The accompanying notes are an integral part of the financial statements.

Flowerkist Skin Care and Cosmetics, Inc.

Statements of Cash flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2022	2021
Cash flows used in operating activities:
Net loss	$(21,600)	$-
Changes in operating assets and liabilities
Accounts payable	21,600
Net cash provided by (used in) operating activities	-	-

Cash flows used in investing activities:
Net cash provided by (Used in) Investing Activities	-	-

Cash flows from financing activities:
Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of non-cash information:
Forgiveness of debt by former related party due to a change of control	$-	$5,345

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of June 30, 2022, the Company had an accumulated deficit of $3,399,776.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2022, and December 31, 2021, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – RELATED PARTY DEBT

As of June 30, 2022, and December 31, 2021, the balance of related party loans was $1,972 and $1,972, respectively. This notes payable represents an interest free demand loan extended to the Company by its CEO.

NOTE 4 – EQUITY

Common Stock

Reverse Stock Split

On August 17, 2021, the Company initiated a 1 for 1,000 reverse split. Prior to the split, there were 130,200,000 shares outstanding. After the split, there were 130,212 shares outstanding. The reverse split has been applied retroactively for all financial statements presented unless specifically stated otherwise.

The Company has authorized 300,000,000 shares of $0.001 par value, common stock. As of June 30, 2022, and December 31, 2021, there were 130,212 and 130,212 shares of Common Stock issued and outstanding, respectively.

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

As of June 30, 2022, and December 31, 2021, there were 10,000,000 and 10,000,000 shares of Series A outstanding, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of June 30, 2022, and December 31, 2021.

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

Given our limited capital resources, we may consider a business combination with an entity that has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets or is an established business experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a business combination may involve the acquisition of, or a merger with, an entity that desires access to the U.S. capital markets.

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

Liquidity and Capital Resources

We have $-0- cash on hand as of June 30, 2022 and will be dependent upon loans from our principal shareholder to remain operational.

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

The Company’s disclosure controls and procedures, and internal controls over financial reporting were not effective as of June 30, 2022

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

Flowerkist Skin Care and Cosmetics Inc.

Dated: August 17, 2022	By:	/s/ Barry Clark
Barry Clark
Chief Executive Officer
(Principal Executive Officer)