Form 10-Q
period 2022-09-30
Flowerkist Skin Care & Cosmetics, Inc.
filed 2023-01-13
CIK 1458023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of January 13, 2023 was 130,212 shares.

FLOWERKIST SKIN CARE AND COSMETICS, INC.

i

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

Flowerkist Skin Care and Cosmetics, Inc.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2022	2021
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,895	$-
Notes payable- related parties	23,572	1,972
Total current liabilities	39,467	1,972
Total Liabilities	39,467	1,972

Commitments and contingencies		-

Stockholders’ Deficit:
Preferred stock: $0.0001 par value 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of September 30, 2022 and December, 31, 2021	1,000	1,000
Common stock, $0.001 par value, 300,000,000 shares authorized; 130,212 shares issued and outstanding as of September 30, 2022 and December 31, 2021	130	130
Additional paid-in capital	3,375,074	3,375,074
Accumulated deficit	(3,415,671)	(3,378,176)
Total stockholders’ equity	(39,467)	(1,972)
Total liabilities and equity	$-	$-

The accompanying notes are part of the consolidated financial statements.

Flowerkist Skin Care and Cosmetics, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	15,895		37,495	-
Total operating expenses	15,895	-	37,495	-
Income loss from operations	(15,895)	-	(37,495)	-
Other income (expense)
Interest income (expense)	-	-	-	-
Gain from extinguishment of debt	-		-	-
Total other income (expense)	-	-	-	-
Net loss	$(15,895)	$-	$(37,495)	$-

Basic and diluted earnings (loss) per common share	$(0.12)	$-	$(0.29)	$-

Weighted-average number of common shares outstanding:
Basic and diluted	130,212	130,212	130,212	130,212

The accompanying notes are an integral part of the financial statements.

Flowerkist Skin Care and Cosmetics, Inc.

Statements of Changes in Shareholders Equity

(Unaudited)

					Additional		Total
	Preferred Stock Series		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2020	10,000,000	$1,000	130,212	$130	$3,369,729	$(3,376,204)	$(5,345)

Net income (loss)		-		-	-	-

Contribution from former related party					5,345		5,345

Balance September 30, 2021	10,000,000	$1,000	130,212	$130	$3,375,074	$(3,376,204)	$-

					Additional		Total
	Preferred Stock Series		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2021	10,000,000	$1,000	130,212	$130	$3,375,074	$(3,378,176)	$(1,972)

Net income (loss)		-		-	-	(37,495)	(37,495)

Balance, September 30, 2022	10,000,000	$1,000	130,212	$130	$3,375,074	$(3,415,671)	$(39,467)

The accompanying notes are an integral part of the financial statements.

Flowerkist Skin Care and Cosmetics, Inc.

Statements of Cash flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2021
Cash flows used in operating activities:
Net loss	$(37,495)	$-
Changes in operating assets and liabilities
Accounts payable	15,895
Net cash provided by (used in) operating activities	(21,600)	-

Cash flows used in investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Notes payable -related parties	21,600	-
Net cash provided by (used in) financing activities	21,600	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of non-cash information:
Forgiveness of debt by former related party due to a change of control	$-	$5,345

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements are available. The Company has incurred significant operating losses since its inception. As of September 30, 2022, the Company had no cash on hand, a working capital deficit of $39,467 and an accumulated deficit of $3,415,671. This raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing to supplement expected cash flow. Historically, the Company has raised capital through related party loans, as an interim measure to finance working capital needs. The Company may attempt to raise capital in the near future through the sale of equity or debt financing; however, there can be assurances the Company will be successful in doing so. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2022, and December 31, 2021, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – RELATED PARTY DEBT

As of September 30, 2022, and December 31, 2021, the balance of related party loans was $23,572 and $1,972, respectively. This notes payable represents an interest free demand loan extended to the Company by its CEO.

NOTE 4 – EQUITY

Common Stock

Reverse Stock Split

On August 17, 2021, the Company initiated a 1 for 1,000 reverse split. Prior to the split, there were 130,200,000 shares outstanding. After the split, there were 130,212 shares outstanding. The reverse split has been applied retroactively for all financial statements presented unless specifically stated otherwise.

The Company has authorized 300,000,000 shares of $0.001 par value, common stock. As of September 30, 2022, and December 31, 2021, there were 130,212 and 130,212 shares of Common Stock issued and outstanding, respectively.

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

As of September 30, 2022, and December 31, 2021, there were 10,000,000 and 10,000,000 shares of Series A outstanding, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of September 30, 2022, and December 31, 2021.

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

Liquidity and Capital Resources

We have $-0- cash on hand as of September 30, 2022 and will be dependent upon loans from our principal shareholder to remain operational.

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

The Company’s disclosure controls and procedures, and internal controls over financial reporting were not effective as of September 30, 2022

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

Flowerkist Skin Care and Cosmetics Inc.

Dated: January 13, 2023	By:	/s/ Barry Clark
Barry Clark
Chief Executive Officer
(Principal Executive Officer)